Form 10-Q
period 2006-06-30
Cliff Rock Resources Corp.
filed 2006-08-15
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  333-131081

CLIFF ROCK RESOURCES CORP.

(Exact name of registrant as specified on its charter)

NEVADA	98-0459440
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

206 – 595 Howe Street
Vancouver, B.C. Canada	V6C 2T5
(Name and address of principal executive offices)	(Zip Code)

(604) 681-2575

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ❑  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes q   No q

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

15,094,000 shares issued and outstanding as of July 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.

(An Exploration Stage Company)

June 30, 2006

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Cliff Rock Resources Corp. (An Exploration Stage Company)

Balance Sheets (Expressed in US dollars) (unaudited)

	June 30,	September 30,
	2006	2005
	$	$
ASSETS

Current Assets

Cash	7,159	18,798
Prepaid Expenses	800	–

Total Assets	7,959	18,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	2,500	9,807
Accrued liabilities (Note 6)	12,903	6,550

Total Liabilities	15,403	16,357
Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 and 7,501,000 shares issued and outstanding, respectively	15,094	7,501

Additional Paid-in Capital	39,306	10,257

Common Stock Subscribed	–	1,542

Donated Capital (Note 4 (b))	4,000	2,000

Deficit Accumulated During the Exploration Stage	(65,844)	(18,859)

Total Stockholders’ Equity	(7,444)	2,441

Total Liabilities and Stockholders’ Equity	7,959	18,798

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp. (An Exploration Stage Company)

Statements of Operations (Expressed in US dollars) (unaudited)

	Accumulated from	For the	For the	For the	For the period from
	February 4, 2005	Three Month	Three Month	Nine Month	February 4, 2005
	(Date of Inception)	Period Ended	Period Ended	Period Ended	(Date of Inception)
	to June 30,	June 30,	June 30,	June 30,	to June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	14,165	5,457	1,014	12,073	1,014
Mineral property costs	9,655	–	7,500	2,155	7,500
Professional fees	42,024	14,118	7,318	32,757	7,318

Total Expenses	65,844	19,575	15,832	46,985	15,832

Net Loss	(65,844)	(19,575)	(15,832)	(46,985)	(15,832)

Net Loss Per Share – Basic and Diluted		–	(0.12)	–	(0.12)

Weighted Average Shares Outstanding		15,094,000	207,000	14,783,000	129,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp. (An Exploration Stage Company)

Statements of Cash Flows (Expressed in US dollars) (unaudited)

	For the	For the period from
	Nine Month	February 4, 2005
	Period Ended	(Date of Inception)
	June 30,	to June 30,
	2006	2005
	$	$

Operating Activities

Net loss	(46,985)	(15,832)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	2,000	1,000

Changes in operating assets and liabilities:
Prepaid expenses	(800)	–
Accounts payable and accrued liabilities	(954)	14,818

Net Cash (Used in) Provided by Operating Activities	(46,739)	(14)

Financing Activities

Proceeds from issuance of common stock	35,100	7,600

Net Cash Flows Provided by Financing Activities	35,100	7,600

Increase (Decrease) In Cash	(11,639)	7,586

Cash - Beginning of Period	18,798	–

Cash – End of Period	7,159	7,586

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on February 4, 2005. The Company has acquired a mineral property in British Columbia, Canada.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2006, the Company has a working capital deficit of $7,444 and has accumulated losses of $65,844 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the nine month period ending June 30, 2006, the Company issued 7,593,000 shares of common stock for cash proceeds of $46,800 of which $11,700 was received during the period ended September 30, 2005.

On January 18, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective June 29, 2006 to register 7,593,000 shares of common stock for resale by existing stockholders of the Company at $0.15 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

1.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)

Financial Instruments

The fair values of cash, prepaid expenses, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of the financial instrument.

i)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

2.

Summary of Significant Accounting Policies (continued)

k)

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

l)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

m)

Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.

Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty (“NSR”) and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008.

4.

Related Party Transactions

A director provides management services to the Company valued at $500 per quarter. During the nine month period ended June 30, 2006, donated services of $1,500 (2005 - $500)  were charged to operations. The Company entered into a month to month operating lease commencing January 1, 2006 at $500 per month. Prior to this date, the President donated office premises to the Company at $500 per quarter. A total of $3,500 was charged to operations as rent expense for the nine months ended June 30, 2006.

5.

Common Stock

a)

On June 16, 2005, the Company issued 1,000 shares of common stock to a director for cash proceeds of $100.

b)

On June 27, 2005, the Company issued 3,750,000 shares of common stock to a director for cash proceeds of $3,750.

c)

On June 28, 2005, the Company issued 3,750,000 shares of common stock to a director for cash proceeds of $3,750.

d)

On October 11, 2005, the Company issued 7,500,000 shares of common stock at a price of $0.005 per share for cash proceeds of $37,500.

e)

On October 25, 2005, the Company issued 93,000 shares of common stock at a price of $0.10 per share for cash proceeds of $9,300.

6.

Accrued Liabilities

Accrued liabilities of $12,903 ($6,550 – September 30, 2005) consist of professional fees.

Item 2

Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition.  We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.  We must raise cash in order to implement our plan and stay in business.

Our plan of operations is to conduct mineral exploration activities on the IQUE Claim in order to assess whether it possesses commercially exploitable reserves of copper, gold or other metals.  We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the IQUE Claim.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the IQUE Claim.

At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.

We have completed the initial (Phase I) exploration program on the IQUE Claim ($2,115 - Cdn$2,500).  It was anticipated that Phase II of the program (approximately $2,209 - Cdn$2,500) would have been completed by June 2006.  However, the exploration season this year in British Columbia has been extremely busy and our geologist has not yet commenced Phase II of our exploration program.  We do expect this program to be completed late this summer.  Upon completion of Phases I and II, our geologist will prepare a report on the work done to date, and based upon that report, a decision will be made whether or not to proceed to Phase III (approximately $4,419 – Cdn$5,000).  If we do proceed to Phase III, and we do not have sufficient funds available to complete the program, our directors have agreed to cover any short-fall in costs.  As at June 30, 2006 we had cash on hand of $7,159.

If the results of Phases I and II warrant further exploration, we will require additional financing in order to meet all of our future operating expenses and for any new exploratory expenses.  It is anticipated that we will raise the required monies through further private or public offerings.  The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,325	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	442	500
3. Contingency	442	500
Total:	2,209	2,500

Upon completion of Phase II of the recommended program, we will review the geologist’s report on Phases I and II and his conclusions and recommendations for a Phase III program, if warranted.  We expect that this report will be available to us by the fall of 2006.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,209	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	884	1,000
3. Reporting and supervision	884	1,000
3. Contingency	442	500
Total:	4,419	5,000

The total budget for Phases I (completed), II and III is estimated at $8,843 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of June 30, 2006 we have incurred a total of $9,655 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Nine Months Ended June 30, 2006

We did not earn any revenues during the nine months ended June 30, 2006.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $46,985 for the nine months ended June 30, 2006, the majority of which expenses were professional fees of $32,757 incurred in connection with the preparation and filing of our SB-2 and the preparation of our year-end audit and quarterly statements related thereto.

We incurred a loss in the amount of $46,985 for the nine months ended June 30, 2006.

One of our directors provides management services to the Company valued at $500 per quarter.  During the nine month period ended June 30, 2006, donated services of $1,500 (2005 - $500) were charged to operations.  We entered into a month to month operating lease commencing January 1, 2006 at $500 per month.  Prior to that date, our president donated office premises to us at $500 per quarter.  A total of $3,500 was charged to operations as rent expense for the nine months ended June 30, 2006.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance.  We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares.  We will need to raise additional capital to fund normal operating costs and exploration efforts.  If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern.  Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at June 30, 2006 we had cash of $7,159 and a working capital deficit of $7,444.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Forward-Looking Statements

Our plan of operations includes a number of forward looking statements that reflect management’s current views with respect to future events and financial performance.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other filings with the Securities and Exchange Commission.  Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or review forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.  We believe that management’s assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.

Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this Report, the Company’s president, secretary and treasurer, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its president, secretary and treasurer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There are no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Items 1 to 5.

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

31.1

Certification of the President, Secretary and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1

Certification of the President, Secretary and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2006

CLIFF ROCK RESOURCES CORP.

By//s// “Geoffrey Hamilton” //s//

       Geoffrey Hamilton

       President, Secretary and Treasurer