Form 10KSB
period 2006-09-30
Cliff Rock Resources Corp.
filed 2007-01-17
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ √ ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended September 30, 2006

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For transition period from ______________ to __________________.

Commission File Number:  333-131081

CLIFF ROCK RESOURCES CORP.

 (Exact name of small business issuer in its charter)

Nevada

98-0459440

  (State or other jurisdiction of incorporation

         (I.R.S. Employer Identification No.)

                        or organization)

Suite 206 – 595 Howe Street, Vancouver, British Columbia V6C 2T5

(Address of principal executive office)

Issuer’s telephone number:  (604) 681-2575

Securities registered or to be registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered or to be registered pursuant to Section 12(g) of the Act:  Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes: [√]   No: [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: [√ ]   No: [   ]

State issuer’s revenues for its most recent fiscal year:

$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2006:  15,094,000

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [√}

We make forward-looking statements in this document.  Our forward-looking statements are subject to risks and uncertainties.  You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect Cliff Rock Resources Corp. in the future and could cause our results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts.  For example, when we use the words “believe”, “expect”, “anticipate” or similar expressions, we are making forward-looking statements.  We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

Convention

In this Annual Report all references to “Canada” are references to The Dominion of Canada.  Unless otherwise noted all references to “shares” or “common stock” are references to our common stock.  All references to “British Columbia” or “BC” are references to the Province of British Columbia, Canada.

Measurement Conversion Information

In this Annual Report, metric measures are used with respect to the mineral properties described herein.  For ease of reference, the following conversion factors are provided:

Imperial Measure	Metric Unit
1 mile	1.609 kilometres
1 yard	0.9144 metre
1 acre	0.405 hectare

Currency

Our reporting currency is the United States dollar.  References to “Cdn Dollars”, or “Cdn$” are to the currency of Canada.  Solely for the convenience of the reader, this Annual Report contains translations of certain US Dollar amounts into Cdn Dollar amounts at specified rates.

PART I

Item 1.

DESCRIPTION OF BUSINESS

Description of Business

We were incorporated on February 4, 2005 under the laws of the state of Nevada.  Our principal offices are located at Suite 206, 595 Howe Street, Vancouver, British Columbia, Canada V6C 2T5.  Our phone number is (604) 681-2575.  Our fax number is (604) 681-2577.

We were incorporated with the intention of acquiring mineral exploration projects.  On February 4, 2005 we acquired a 100% interest in one (1) unpatented mineral claim, representing 20 mineral units, known as the IQUE Claim, located on Vancouver Island, British Columbia, Canada.  See “Description of Property” for details of the acquisition.

We are an exploration stage company only.  “Exploration” is defined as a search for deposits of useful minerals (or prospecting), and establishing the nature of a known mineral deposit preparatory to “development”.  There is no assurance that a commercially viable mineral deposit exists on the IQUE Claim.  At this time we are uncertain of the number of mineral exploration phases we will conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim.  Further phases beyond the current initial exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon ongoing exploration program results and our available funds.

Employees

We do not presently have any employees, other than our officers.  We conduct our business largely through agreements with consultants and other independent third party vendors and have current verbal agreements in place with:

(a)

our consulting geologist, which includes his reviewing all of the results from exploratory work performed on our property and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services;

(b)

our outside auditors to perform requested accounting functions at their normal and customary rates; and

(c)

one of our promoters to provide us with office space , telephone answering and secretarial services, the value of which is donated to us.

At the present time, we do not have pension, health, annuity, insurance, profit sharing or similar benefit plans.  There are no personal benefits available to any employee.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 2.

DESCRIPTION OF PROPERTY

Acquisition, Description and Location of the IQUE Claim

By an agreement dated February 4, 2005 (the “Agreement”), we purchased a 100% interest in the IQUE Claim from Laurence Stephenson (“Stephenson”), of White Rock, British Columbia, for $7,500, which sum consisted of assessment costs of $3,600, filing fees of $700, geological report costs of $2,200, and the property purchase payment of $1,000.  Our interest in the IQUE Claim is subject only to a 2-1/2% NSRR and a 7-1/2% GRRR.  Of the NSRR, 1-1/2% can be acquired by us for $1,000,000 if paid within 12 months from commencement of commercial production on the IQUE Claim.  The following are definitions relating to the royalties payable by us to Stephenson pursuant to the acquisition of the IQUE Claim:

GRR	means the gross rock revenue to us for the sale of sand, rock or gravel mineral product from the IQUE Claim.

GRRR	means the amount in dollars calculated by multiplying the 7-1/2% royalty payable by us to Stephenson as a condition of acquiring the IQUE Claim, times the GRR.

Gross Rock Revenue

means, for any period, the difference between:

(a)    the sum of the gross proceeds received by us in that period from the sale of sand, rock or gravel produced from the IQUE Claims less

(b)     the sum of:

          (i)     the sum of any advance royalties paid;

          (ii)    any insurance costs in connection with shipping such sand, rock or gravel;

          (iii)   any costs of transport;

          (iv)  all costs associated with such sales involving handling, weighing, sampling, termination of water content, insuring and packaging;

          (v)    the costs of marketing, adjusted for rebates or allowance made or given;

          (vi)  any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income) assessed on or in connection with the sand, rock or gravel or the value thereof; and

          (vii) any treatment, beneficiation or other charges or penalties deducted by any purchaser to whom such sand, rock or gravel is shipped that have not been previously deducted in the computation of gross proceeds.

NSR	means the net smelter return to us of mineral product from the refiner that makes the final usable metal product.

NSRR	means the amount in dollars calculated by multiplying the 2-1/2% royalty payable by us to Stephenson as a condition of acquiring the IQUE Claim, times the NSR.

Net Smelter Return

means the aggregate proceeds received by us from time to time from any smelter or other purchaser from the sale of any ores, concentrates, metals or any other material of commercial value produced from the IQUE Claim, whether in testing, partial production or full production, after deducting from such proceeds, costs such as shipping, insurance and smelter penalties.

Advance royalties of $25,000 will be paid to Stephenson annually commencing on February 4, 2008.  If the first annual royalty is not paid to Stephenson, ownership of the IQUE Claim will revert back to Stephenson.

In accordance with the Agreement, Stephenson provided a geological report on the IQUE Claim.  See “Geological Exploration Program in General” below.  Stephenson agreed to provide us with geological consulting services for the IQUE Claim and to maintain the claims in good standing until January 12, 2007.  We have paid cash of $332.47 in lieu of work on the IQUE Claim to extend the expiry date to May 31, 2007.

The IQUE Claim consists of one unpatented mineral claim, described as follows:

Claim Name	Units	Record Number	Expiry Date
IQUE	20(1)	501357	May 31, 2007

(1) Each unit represents approximately 20 hectares.

“Unpatented mineral claim” means a plot of ground that “acquires” the right to the minerals which were available at the time of location.  The title holder has the right to use the surface of the claim for mining purposes only.  Located (staked) mineral claims are referred to as “unpatented” claims.  Title to unpatented claims are issued and administered by the British Columbia Mineral Titles Branch, Ministry of Energy and Mines.

See Figures 1 and 2.

In British Columbia, all mining claims are valid for one year.  To maintain the IQUE claim, we are required to file evidence that exploration work has been carried out on the claim with the Province of British Columbia during the current year or pay cash in lieu of work of Cdn$100 per claim unit.  As stated above, the IQUE claim is in good standing until January 12, 2008.  If exploration work is not done on the claim or cash paid in lieu thereof in any year the claim will lapse and title will revert to the Province.

There are no known environmental concerns or parks designated for any area contained within the IQUE Claim, and logging operations have been very active in the recent past.  There are no encumbrances on the IQUE Claim.  If advanced exploration proceeds, however, there may be bonding requirements for reclamation.

Geological Exploration Program in General

A geology report dated March 15, 2005 was prepared for us by William G. Timmins (“Timmins”), P.Eng. (the “Report”).  Timmins, who is a graduate of the Provincial Institute of Mining, Haileybury, Ontario (1956) and attended Michigan Technological University 1962-1965, Geology, has worked as a geologist for over 40 years.  He has been engaged in the evaluation, exploration and development of mineral properties throughout Canada, the United States, Latin and South America, Australia and New Zealand.  The Report is based on published and private reports, maps and data provided by us and in the public domain.  Timmins visited the IQUE Claim during the 1999 and 2000 field seasons.

In order to prepare the Report, Timmins reviewed old mine data and geological reports were compiled and geologists and mine personnel who were present during the active mining operations in the region were interviewed.  This review included the following: (i) Minefile Capsule Geology and Bibiography; (ii) Ministry of Energy, Mines and Petroleum Resources, British Columbia, Open File Report; (iii) personal communication with T. Schroder, District Geologist, of the Ministry of Energy, Mines and Petroleum Resources, British Columbia; and (iv) Department of Energy, Mines and Resources, Geological Survey of Canada: Open File – Tectonic Assemblage Map of Vancouver; Open File – Guide to the Geology and Tectonic Evolution of the Southern Coast Mountains, 1994; Preliminary Map – Terranes of the Southern Coast and Intermontane Belts, British Columbia 1994, Journeay J.M. and Monger, J.W.H. Aeromagnetic Maps of Harrison Lake; RGS 1994 – Vancouver Regional Geochemical Survey.  In addition, Vancouver Island Massive Sulphide Project regional showings were reviewed.

Access, Climate, Local Resources, Infrastructure, and Physiography

Access to the IQUE Claim is provided off the main Port Alice to Mahatta logging road and via the logging roads and access trails off the main Johnston Creek Road.  The property is accessible 8 kilometres up the Klootchclimmis Creek logging road from the Buchholz Channel on Quatsino Sound.  See Figure 2.

Figure 1

IQUE CLAIM

British
Columbia
VANCOUVER
Hope
PROPERTY LOCATION

PROFESSIONAL ENGINEER
W. G. TIMMINS

Quatsino Sound
Buchholt Channel
Neroutsos Inlet
IQUE 1
N
Metres
0
4000
8000 Cu
Figure 2
GEOFIN INC.
IQUE CLAIMS
Summary Report 2005
Claim Location Map
Drawn By: L. Stephenson
Date: January 2005
Scale : See Below

The topography and relief is fairly rugged extending from 200 metres to 400 metres in elevation.  Higher ground may require snow machines or similar track-mounted vehicles.  The most snow occurs in late January.

All the major river drainages flow year round as do many subsidiary creeks.  The area is an active logging region with plenty of heavy equipment and operators available for hire – most living in Port Alice, Port MacNeil or Port Hardy.  All these population centres (almost 20,000 people) are within a one hour drive of the property and provide all amenities including police, hospitals, groceries, fuel, helicopter, hardware and other necessary services.  Drilling companies and assay facilities are located in Campbell River on Vancouver Island or in the city of Vancouver on the mainland.

History

The Port Hardy mine was discovered in the late 1960’s and brought into production in 1971.  Until 1994 mining operations had produced over 345 million tonnes of ore from which copper, molybdenum, gold and silver were recovered.  Average grades for the ore were in the US$12/tonne range.

In the early 1970’s, Skaist Mines Ltd. completed exploration on a showing 4.5 kilometres to the northwest and two other showings are reported within 3.5 kilometres to the northwest and north of the property.

Little to no recorded exploration was done on this area, but the area has been surveyed by government airborne magnetic survey, regional government mapping parties have detailed the area, and a government regional geochemical survey has been completed over the staked claims.

Recent Exploration Work

Since the commencement of mining at the Island Copper Mine, no definitive mapping or record of recent activity has been observed except on properties located on Quatsino Sound farther to the east.  The Iron Queen zone was first discovered in the latter part of the 19th century.

Geologic Setting, Geophysics and Deposit Types

The following is a brief summary of the IQUE claim’s geological setting, geophysics and deposit types.

Three types of deposits are associated with the rock units and the indicated geological environment underlying the IQUE claim.  An intrusive (or intrusion, both the process and the rock so formed) into the overlying copper molybdenum deposit, as mined to the north at the Island Copper Mine, a volcanic belt related oxide sulphide phase iron formation gold zone, and a skarnified precious metal – base metal contact zone, all have elements of their host geology present on the property.  Skarn is a term generally reserved for rocks composed mostly of lime-bearing silicates, derived from nearly pure limestones and domomites into which large amounts of silicon, aluminum, iron and magnesium have been introduced.

The Island Copper deposit lies within moderately south dipping brecciated tuff, lipilli and tuff breccia of andesitic and basaltic composition, which comprise the lower part of the Bonanza Group pyroclastic sequence.  Breccia means coarse grained rock composed of large (more than 2mm) angular rock fragments that have been cemented together in a fine grained matrix.  The host rocks have been subject to contact thermal metamorphism and hydrothermal alteration and are zoned.  Pyrite is the most abundant sulphide, with chalcopyrite and molybdenite as the ore.  Oxide minerals include magnetite, hematite and leucoxene.  The porphyry (an igneous rock of any composition that contains conspicuous crystals in a fine-grained groundmass) dyke and the Island Copper orebody, is dated at 154 Ma.

Skarn mineralization associated with intrusives is often associated with gold deposits of the western Cordillera (the great mountain region of western North America from the eastern face of the Rocky Mountains to the Pacific Ocean together with their associated valleys, basins, plains, plateaus, rivers and lakes).  The closest showings and production to the IQUE claim demonstrate skarnification associated with them.  The skarn is in altered tuff (a compacted deposit of volcanic ash and dust).  Mineralization includes pyrrhotite, chalcopyrite and sparse pyrite.

The immediate area of the IQUE claim is located on the south end of a diamond-shaped magnetic high associated with an anomalous small nipple-shaped flexure through the property.  Geochemical reconnaissance surveys have published values in molybdenum and lead for the drainages and the tills in the vicinity of the property.  Tills are unstratified drifts deposited directly by a glacier, without reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel and boulders ranging widely in size and shape.

Timmins’ Conclusions

The Iron Queen zone of the Bonanza volcanic belt provides a very attractive exploration prospect for copper and gold mineralization.  The belt has not been subject to exploration despite being south of one of British Columbia’s most profitable copper/molybdenum mines.  The geology is favourable for two to three types of volcanic belt related mineralized zones and has anomalous stream and glacial till samples from the area.  The presence of a known showing of iron related to an intrusive that could contain gold that has not been tested by modern exploration is encouraging.

The IQUE Claim presently does not have any mineral reserves.  It is undeveloped and does not contain any open-pit or underground mines, nor is there any mining plant or equipment located on the property.

Recommended Program

We have retained Stephenson (from whom we acquired the IQUE Claim), who is a qualified geologist, to conduct the mineral exploration program under industry standards.  Stephenson will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for his services.  This work is applicable to assessment requirements for the claims.  The work outlined in the budget set out below will cover an additional year of tenure maintenance.

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  See “Access, Climate, Local Resources, Infrastructure and Physiography” above.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006 exploration season in British Columbia was unusually busy and then severe weather conditions set in and, as a result, the Phase II exploration program has not yet commenced.  The Company paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  Should the Company not have sufficient funds to carry out the Phase II program without raising additional capital, our directors have agreed to cover any short-fall in costs.

The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,341	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	447	500
3. Contingency	447	500
Total:	2,229	2,500

When Phase II of the recommended program has been completed, we will review Stephenson’s report on Phases I and II and his conclusions and recommendations for a Phase III program, if warranted.

Timmins is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the IQUE Claim and to select drill targets which would be Phase III.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,229	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	894	1,000
3. Reporting and supervision	894	1,000
3. Contingency	447	500
Total:	4,464	5,000

The total budget for Phases I (completed), II and III is estimated at $8,940 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of September 30, 2006 we have incurred a total of $9,655 in acquisition and exploration costs for the IQUE Claim.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore.  Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia.  In addition, if we progress to the production phase, production of minerals in British Columbia will require prior approval of applicable governmental regulatory agencies.  We cannot be certain that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in British Columbia is the Ministry of Energy and Mines (“MEM”).

MEM manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment.  In addition, MEM regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of MEM.  We have received permission to carry out our initial three phases of exploration work.  Should a follow-up exploration program be undertaken, it would be intended to refine information garnered in the first phase employing similar methods of exploration.

In addition, MEM administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code.  Ongoing exploration programs would likely be expanded to include activities such as line cutting, machine trenching and drilling.  In that event a reclamation deposit is usually required in the amount of $2,682 (Cdn$3,000) to $4,470 (Cdn$5,000).  The process of requesting permission and posting the deposit usually takes about two weeks.  The deposit is refundable under a MEM inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in BC.  The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures.  At this phase in the process, a baseline environmental study would have to be produced.  Such a study could take many months and cost in excess of $89,400 (Cdn$100,000).  However, we are only in the preliminary stages of the first stage exploration and development program on the IQUE claim, and there can be no assurance that we will ever get beyond that stage.  The people involved in our project are all accredited professionals and will operate the exploration program in a workmanlike manner that will meet industry standards.  The standards set out here are for general information purposes only and have no affect on our current operations.

All mineral exploration activities carried out on a mineral claim or mining lease in BC must be in compliance with the Mines Act.  The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment.  Additionally, the provisions of the Health, Safety and Reclamation Code for mines in BC contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.  Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program.  If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests.  Items such as water and waste approvals may be required from the Ministry of the Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits.

Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e., refilling trenches after sampling or cleaning up fuel spills.

Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground.  The amount of these costs is not known at this time as we do not know the extent or the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property.  Because there is presently no information on the size, tenor or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Item 3.

LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our property.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against us or our property.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective September 29, 2006 to register 7,593,000 shares of common stock for resale by our existing shareholders.  We will not receive any proceeds from the resale of shares of common stock by the selling stockholders.  We filed a Form SB-2 Post-Effective Amendment No. 1 to update the prospectus to reflect information contained in our interim financial statements for the nine month period ended June 30, 2006 which was filed on August 15, 2006.  A Form SB-2 Post-Effective Amendment No. 2 to update the prospectus to reflect information contained in our audited financial statements for the year ended September 30, 2006 was filed concurrently with this filing.

Dividends

We have not declared any dividends since our inception in 2005, and have no intention of doing so in the foreseeable future.  The payment of dividends, if any, in the future, rests in the discretion of our directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Annual Report.

Since our incorporation on February 4, 2005 we have not earned any revenues from its planned operations.  As of September 30, 2006 we had $4,385 cash on hand and liabilities in the amount of $18,515.  We had a working capital deficit as at September 30, 2006 of $14,130.  Since our inception we have incurred a net loss of $74,530.  The net loss is attributable to us having no revenues to offset our expenses from professional fees related to the creation and operation of its business and the filing of its prospectus and subsequent financial filing requirements.

We had sufficient funds to carry out our initial exploration program on the IQUE Claim which has now been completed.  Our working capital is not sufficient to enable us to perform the recommended further exploration phases on the property and accordingly, further finances will be required by us to continue work on its property.

	For the Year Ended September 30, 2006	From February 4, 2005 (Incorporation Date) to September 30, 2005
Amounts in Accordance with U.S. GAAP: Total assets Net working capital Shareholders’ equity (deficiency) Net Loss Loss per share (basic) Weighted average number of common shares outstanding (basic)	4,385 (14,130) (14,130) (55,671) - 14,862,000	18,798 2,441 2,441 (18,859) (0.01) 2,979,000

Liquidity and Capital Resources

We will have to raise capital in the form of equity financing from the sale of our common stock.  We cannot provide any assurances that we will be able to achieve further sales of our common stock or obtain any other form of additional financing.  If we are unable to obtain the financing necessary to continue our plan of operations, then our business will fail.

Item 7.

FINANCIAL STATEMENTS

Cliff Rock Resources Corp.

(An Exploration Stage Company)

September 30, 2006

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity (Deficiency)

F-5

Notes to the Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cliff Rock Resources Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year ended September 30, 2006 and the period from February 4, 2005 (Date of Inception) to September 30, 2005, and accumulated from February 4, 2005 (Date of Inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2006 and 2005, and the results of its operations, cash flows and stockholders’ equity (deficit) for the year ended September 30, 2006 and the period from February 4, 2005 (Date of Inception) to September 30, 2005, and accumulated from February 4, 2005 (Date of Inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated operating losses since inception and has not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 8, 2007

Cliff Rock Resources Corp. (An Exploration Stage Company)

Balance Sheets (Expressed in US dollars)

	September 30,	September 30,
	2006	2005
	$	$
ASSETS
Current Assets

Cash	4,385	18,798
Prepaid Expenses	–	–

Total Assets	4,385	18,798

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	2,441	9,807
Accrued liabilities (Note 6)	16,074	6,550

Total Liabilities	18,515	16,357

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 and 7,501,000 shares issued and outstanding, respectively	15,094	7,501

Common Stock Subscribed	–	1,542

Additional Paid-in Capital	39,306	10,257

Donated Capital (Note 4)	6,000	2,000

Deficit Accumulated During the Exploration Stage	(74,530)	(18,859)

Total Stockholders’ Equity (Deficit)	(14,130)	2,441

Total Liabilities and Stockholders’ Equity (Deficit)	4,385	18,798

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from		For the period from
	February 4, 2005	For the	February 4, 2005
	(Date of Inception) to	Year Ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Donated services (Note 4)	6,000	4,000	2,000
General and administrative	10,450	10,358	92
Mineral property costs	9,655	2,155	7,500
Professional fees	48,425	39,158	9,267

Total Expenses	74,530	55,671	18,859

Net Loss	(74,530)	(55,671)	(18,859)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		14,862,000	2,979,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from		For the period from
	February 4, 2005	For the	February 4, 2005
	(Date of Inception) to	Year Ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(74,530)	(55,671)	(18,859)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services	6,000	4,000	2,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,515	2,158	16,357

Net Cash Used in Operating Activities	(50,015)	(49,513)	(502)

Financing Activities

Proceeds from common stock subscribed	–	(11,700)	11,700
Proceeds from issuance of common stock	54,400	46,800	7,600

Net Cash Flows Provided by Financing Activities	54,400	35,100	19,300

Increase (Decrease) In Cash	4,385	(14,413)	18,798

Cash – Beginning of Year	–	18,798	–

Cash – End of Year	4,385	4,385	18,798

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From February 4, 2005 (Date of Inception) to September 30, 2006

(Expressed in US dollars)

							Deficit
							Accumulated
	Common Stock		Common Stock Subscribed		Additional		During
		Par			Paid-in	Donated	Exploration
	Shares	Value			Capital	Capital	Stage	Total
	#	$	#	$	$	$	$	$

Balance – February 4, 2005 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of stock for cash at $0.001 per share	1,000	1	–	–	99	–	–	100

Issuance of stock for cash at $0.001 per share	7,500,000	7,500	–	–	–	–	–	7,500

Common stock subscribed at $0.005 per share	–	–	1,500,000	1,500	6,000	–	–	7,500

Common stock subscribed at $0.10 per share	–	–	42,000	42	4,158	–	–	4,200

Donated services	–	–	–	–	–	2,000	–	2,000

Net loss for the period	–	–	–	–	–	–	(18,859)	(18,859)

Balance – September 30, 2005	7,501,000	7,501	1,542,000	1,542	10,257	2,000	(18,859)	2,441

Issuance of stock for cash at $0.005 per share	7,500,000	7,500	(1,500,000)	(1,500)	24,000	–	–	30,000

Issuance of stock for cash at $0.10 per share	93,000	93	(42,000)	(42)	5,049	–	–	5,100

Donated services	–	–	–	–	–	4,000	–	4,000

Net loss for the year	–	–	–	–	–	–	(55,671)	(55,671)

Balance – September 30, 2006	15,094,000	15,094	–	–	39,306	6,000	(74,530)	(14,130)

(The accompanying notes are an integral part of these financial statements)

F-5

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2006, the Company has a working capital deficit of $14,130 and has accumulated losses of $74,530 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the fiscal year ending September 30, 2006, the Company issued 7,593,000 shares of common stock for cash proceeds of $46,800 of which $11,700 was received during the period ended September 30, 2005.

2.

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

2.  Summary of Significant Accounting Policies (continued)

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Financial Instruments

The fair values of cash, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of the financial instrument.

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

l)

Reclassification

The comparative figures for the year ended September 30, 2005 have been reclassified to conform to the current year’s presentation.

m)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

4.

Related Party Transactions

a)

A director provides management services to the Company valued at $500 per quarter. During the year ended September 30, 2006, donated services of $2,000 (2005 - $1,000) were charged to operations.

b)

The Company entered into a month to month operating lease with a related company commencing January 1, 2006 at $500 per month, which ended on June 30, 2006. During the year ended September 30, 2006, rent of $3,000 (2005 - $nil) was charged to operations.

c)

Prior to January 1, 2006, the President donated office premises to the Company at $500 per quarter, and on July 1, 2006, resumed donating office premises to the Company at $500 per month. During the year ended September 30, 2006, donated rent of $2,000 (2005 - $1,000) was charged to operations.

5.

Common Stock

a)

On June 16, 2005, the Company issued 1,000 shares of common stock to a director for cash proceeds of $100.

b)

On June 27, 2005, the Company issued 3,750,000 shares of common stock to a director for cash proceeds of $3,750.

c)

On June 28, 2005, the Company issued 3,750,000 shares of common stock to a director for cash proceeds of $3,750.

d)

On October 11, 2005, the Company issued 7,500,000 shares of common stock at a price of $0.005 per share for cash proceeds of $37,500. A total of $7,500 was collected during the period ended September 30, 2005 and recorded as common stock subscribed.

e)

On October 25, 2005, the Company issued 93,000 shares of common stock at a price of $0.10 per share for cash proceeds of $9,300. A total of $4,200 was collected during period ended September 30, 2005 and recorded as common stock subscribed.

6.

Accrued Liabilities

Accrued liabilities of $16,074 (2005 - $6,550) consist of professional fees.

7.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $68,500, which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended September 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $17,410 and $5,880, respectively.

The components of the net deferred tax asset at September 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	September 30, 2006 $	September 30, 2005 $

Net Operating Loss	68,500	16,800

Statutory Tax Rate	34%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	23,290	5,880

Valuation Allowance	(23,290)	(5,880)

Net Deferred Tax Asset	–	–

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.

CONTROLS AND PROCEDURES

We have, under the supervision of our President, Secretary and Treasurer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report.  Based on the results of this evaluation, we believe that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended.  There have been no significant changes in our controls subsequent to the evaluation date.

Item 8B.

OTHER INFORMATION

There is no other information that is reportable under this heading.

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Officers

As of the date of this Annual Report the following are our current directors and senior officers:

Name	Age	Position with the Company
Geoffrey Hamilton	50	President, Secretary/Treasurer and Director
Andrew Hamilton	39	Director

All directors have a term of office expiring at our next annual general meeting of our stockholders, unless re-elected or earlier vacated in accordance with our By-laws.  All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of our Directors and Officers

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Geoffrey Hamilton has been our President, Secretary, Treasurer, and a director since June 16, 2005.  Mr. Hamilton has a Bachelor of Commerce degree obtained from the University of Alberta in 1979.  He has been Chief Acquisitions Officer for DTI Dental Technologies Inc., responsible for developing and implementing the acquisition process for DTI in North America since April 2000.  Prior thereto he was the Senior Manager Corporate Development for The Loewen Group Inc. and managed asset purchases and dispositions in Canada and the United States.  Between 1987 and 1995 Mr. Hamilton worked in the banking industry for Lloyds Bank of Canada, National Bank of Canada and the Bank of Montreal.  Between 1979 and 1997 he attended bank and independently sponsored courses/seminars in marketing, finance, administration, staffing, credit quality and negotiation.  Since joining us, Mr. Hamilton has devoted 2 to 4 hours per week dealing with our affairs.

Andrew Hamilton has been a director since June 16, 2005.  Mr. Hamilton has a Bachelor of Science – Agriculture (Soil Science Specialization) degree obtained from the University of Alberta (Edmonton) in 1993 and a Master of Business Administration degree obtained from the University of Calgary, Alberta in 2004.  He is currently the Coordinator, Abandonment & Reclamation Operations, Canadian Drilling Operations for Nexen Canada Ltd. (Nexen Inc), in Calgary, Alberta.  He has 13 years of experience in the oil and gas industry, in environmental operations, focusing on abandonment and reclamation, and site remediation.  Since joining us, Andrew Hamilton has devoted 2 to 4 hours per week dealing with our affairs.

Promoters

Ian Hamilton and Gavin Roy have been promoters of the Company since our inception.

Family Relationships

Geoffrey Hamilton and Ian Hamilton, one of our promoters, are first cousins.  Andrew Hamilton is Ian Hamilton’s son.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such a person, or any partnership in which he was general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) such person was convicted in a criminal proceeding (excluding traffic violations and other minor offences); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:  (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in ay type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with any persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment is subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Audit Committee and Charter

As of the date of this Annual Report, our audit committee consisted of Geoffrey Hamilton and Andrew Hamilton.  Geoffrey Hamilton is our audit committee financial expert.  See “Background of our Directors and Officers” above regarding Mr. Hamilton’s education and work experience, which we consider qualifies him to be an audit committee financial expert.

Our audit committee is responsible for (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engaged by the audit committee.

Our board of directors considered whether the independent principal accounting is independent, and concluded that the auditor for the fiscal year ended September 30, 2006 was independent.

Code of Ethics

We have adopted a corporate code of ethics.  A copy of this code of ethics is attached to this Annual Report as an exhibit.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal report of code violations, and to provide accountability for adherence to the code.

Disclosure Committee and Charter

Due to our small size we do not have a disclosure committee and disclosure committee charter.

Item 10.

EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our President and Secretary-Treasurer (the Named Executive Officer) for the periods indicated:

.Summary Compensation Table

Name and Principal Position	Fiscal Year Ended September 30	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Com- pensa- tion ($)	Awards		Payouts
					Securities Under Options/ SARs Granted[1] (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)
Geoffrey Hamilton President, Secretary and Treasurer	2006 2005(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

From February 4, 2005 (date of incorporation) to September 30, 2005.

We have made no long-term incentive plan awards to the Named Executive Officer since incorporation.

We had no arrangements pursuant to which our officers and directors are compensated by us for their services in their capacity as directors or officers, or for committee participation, involvement in special assignments or for services as consultant or experts during the most recently completed financial year.

Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.

Our president provides management services to the company valued at $500 per quarter.  These services include telephone answering, secretarial and mail services on a month to month basis with no formal written agreement.  During the year ended September 30, 2006, donated services of $2,000 (2005 - $1,000) were charged to operations.  We entered into a month to month operating lease with a related company commencing January 1, 2006 at $500 per month, which ended on June 30, 2006.  During the year ended September 30, 2006, rent of $3,000 (2005 - $Nil) was charged to operations.  Prior to January 1, 2006, Mr. Hamilton donated office premises to us at $500 per quarter, and on July 1, 2006, resumed donating office premises to us at $500 per month.  During the year ended September 30, 2006, donated rent of $2,000 (2005 - $1,000) was charged to operations.

Indemnification

Pursuant to our articles of incorporation and by-laws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  In certain cases, we may advance expenses incurred in defending any such proceeding.  To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists as of December 31, 2006, the beneficial shareholdings of persons or entities holding 5% or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group.  Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Title of Class	Name	Number of Shares Held	Percentage of Shares Held (1)
Common Stock	Geoffrey Hamilton, Director and Officer	3,751,000	24.9%
Common Stock	Andrew Hamilton, Director	3,750,000	24.8%
Common Stock	Directors and Officers as a group (2 persons)	7,501,000	49.7%

(1)

The percentage ownership is based on 15,094,000 shares outstanding as of December 31, 2006.

As of the date of this Annual Report:

(a)

no other person holds or shares the power to vote more than 5% of our voting securities;

(b)

we do not have any incentive stock options or share purchase warrants outstanding.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Geoffrey Hamilton has been a director and our president, secretary and treasurer since June 16, 2005.  He acquired 3,751,000 shares of our common stock at a price of $0.001 per share on June 27, 2005.  This represents 24.9% of our issued common stock.

Andrew Hamilton has been a director of our Company since June 16, 2005.  He acquired 3,750,000 shares of our common stock at a price of $0.001 per share on June 28, 2005.  This represents 24.8% of our issued common stock.

Ian Hamilton and Gavin Roy, promoters of our Company since inception, acquired 750,000 shares each of our common stock at a price of $0.005 per share, on October 11, 2005.

On October 25, 2005 Magellan Management Company, a private British Columbia company controlled by Gavin Roy acquired 3,000 shares of our common stock at $0.10 per share.

Other than the purchase of their common shares, none of Geoffrey Hamilton, Andrew Hamilton, Ian Hamilton and Gavin Roy has entered into any agreement with us in which any of them is to receive from us or provide to us anything of value.

Item 13.

EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit

Description

14.1

Code of Ethics

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005 and for the year ended September 30, 2006 for services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods was:

2005

-

$2,000

Manning Elliott

2006

-

$6,200

Manning Elliott

 (2)

Audit-Related Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005 and for the year ended September 30, 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005

-

$Nil

Manning Elliott

2006

-

$Nil

Manning Elliott

(3)

Tax Fees

The aggregate fees billed for the period from May 8, 2003 (date of incorporation) to December 31, 2003 and for the year ended December 31, 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003

-

$Nil

Manning Elliott

2004

-

$Nil

Manning Elliott

(4)

All Other Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005 and for the year ended September 30, 2006 for the products and services provided rendered by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2005

-

$Nil

Manning Elliott

2006

-

$Nil

Manning Elliott

(5)

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)

the percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent year that were attributed to work performed by person other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of December, 2006.

CLIFF ROCK RESOURCES CORP.

(Registrant)

By:

   “Geoffrey Hamilton”

Geoffrey Hamilton, President (Principal

Executive Officer) and Director

Date:

January 16, 2007

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

Title

Date

   “Geoffrey Hamilton”________________________

(Principal Executive Officer),

 Principal Financial Officer

Secretary and Treasurer (Principal

Accounting Officer)

January 16, 2007

   “Ian Hamilton”

Director

January 16, 2007

Index to Exhibits

Exhibit

Number

Description

14.1

Code of Ethics

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

EXHIBIT 14.1

CLIFF ROCK RESOURCES CORP.
(the “Company”)

CODE OF ETHICS

1.

Introduction and Purpose

This Code of Ethics sets out the ethical and behavioural standards expected of the Company's directors, officers, employees and contractors.

The purpose of the Code is to underpin and support the Company's vision and values that govern our individual and collective behaviour.  The vision and values set out below are an integral part of the Company's Code of Ethics.

2.

The Company’s Corporate Focus

The Company's focus is to be a successful, modern and sustained mineral exploration, development and mining corporation.

To achieve this vision we include the following values in all our activities:

	•	responsibly explore for, develop and mine mineral resources;

	•	be respectful of the environment;

	•	be among the industry leaders and participate in industry organizations devoted to improving the industry;

	•	be a strong and honest competitor;

	•	be a responsible corporate citizen and contribute to the community;

	•	deal fairly with our customers, suppliers and joint venture participants;

	•	provide a safe and rewarding work environment; and

	•	deliver value to shareholders.

3.

Integrity and Objectivity

We have an obligation to be straightforward, honest and sincere in our approach to our work and to avoid improper personal benefits as a result of our position.

We have an obligation to ensure that our individual interests do not interfere, or appear to interfere, with the Company's interests.  We will be impartial, intellectually and morally honest and minimize actual and perceived conflicts of interest.  We will be fair and not allow prejudice or bias to override our objectivity.

We will not have undisclosed and unapproved business relationships, including with joint venture participants, suppliers, customers or competitors, that might impair, or appear to impair, the independence of any judgment that we may make on behalf of the Company.

We will not pay or accept any bribe, or other improper inducements in the course of our business dealings on behalf of the Company.

4.

Fair Dealing, Due Care

We will honest and fair in our dealings with the Company's shareholders, joint venture participants, customers, suppliers, professional advisors, competitors and other stakeholders.

We will maintain a high standard of competence, only undertaking work that we can expect to complete with professional capability. We will strive to complete our obligations and work with due care and in a timely manner in accordance with the high technical and professional standards appropriate to that work.

We will use diligence in our recruitment and employment practices, and treat colleagues with respect and dignity.

5.

Use of Company Assets and Property

We will endeavor to protect and insure, where reasonably practical, the Company's assets and property in our control for the legitimate business purposes of the Company, and will not use that property for any other purpose, including for personal gain.

6.

Use of Company Information

We will use the Company's corporate information gained during our relationship with the Company only in the best interests of the Company and not for personal gain. We will keep the Company's corporate information confidential. We will trade our shares in the Company in compliance with all applicable laws and where required, will properly and timely report such trading.

We will ensure that the Company provides full, true, plain and timely disclosure in reports and documents publicly disclosed, so that the public is properly informed and not misled by statements or omissions.

7.

Compliance with Laws, Regulations and Rules

We will act honestly and in good faith, and comply with applicable laws, including legislation, regulations, local by-laws and Rules and codes of practice in the countries in which the Company operates or where it has registered issuer status. We will ensure that our exploration, development and mining practices not only comply with all applicable laws and regulations but strive to be among the “best in class” standards.

8.

Professional Behaviour, Compliance with Corporate Policies

We will conduct ourselves, both at work and outside of business hours, in a manner consistent with the good reputation of the Company and refrain from any conduct that might bring discredit to the Company. In particular, all staff will refrain from taking any action that improperly influences, coerces, manipulates, or misleads the firm engaged in the performance of the audit of the financial statements of the Company (and subsidiaries).

We will behave and conduct ourselves in a manner that is consistent with the Company's vision and values set out in this Code, and will comply with Corporate Policies.

9.

Compliance with Code of Ethics

This Code forms part of every one of the Company's employees' conditions of employment and for all officers and directors as well. Failure to comply with the Code can result in disciplinary action including, where appropriate, dismissal. Compliance with this Code shall be taken into account on a regular basis when assessing individual performance. Failure of contractors to comply with this Code may result in termination of the contractor’s contract for services with the Company.

If any person becomes aware of a breach, or suspected breach, of this Code, they must report it immediately to their manager and company secretary for action. If this is inappropriate or uncomfortable for the individual, the breach, or suspected breach, should be reported to another member of the senior management team and the Company secretary for action. No action will be taken against any individual reporting a breach, or suspected breach, by virtue of that report. Subject to any legal restriction, the name of the person disclosing the information pertaining to breach, or suspected breach, of this Code will be kept confidential.

10.

CEO and Senior Financial Officers

The Sarbanes Oxley Act 2002 (USA) encourages all corporations subject to SEC regulations to maintain a code of ethics covering senior financial officers, including the CEO.  The ethical and behavioral standards reflected in that Act are the basic tenets of ethical and professional conduct adopted by the Company in this Code for all its staff and contractors, and as such apply equally to the CEO and any other senior finance staff.

EXHIBIT 31.1

CERTIFICATION

I, GEOFFREY HAMILTON, President, Secretary and Treasurer, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Cliff Rock Resources Corp. (the "Registrant");

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not  misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present  in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.   The Registrant is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(a) and 15d-14(a)) for the Registrant and has:

(a)  designed such disclosure controls and procedures,  or caused such disclosure controls and procedures  to  be  designed under the Company’s supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b)  evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  disclosed in this report any change in the Registrant's internal control over financial reporting that occurred  during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.   The Registrant has diisclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over  financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:  January 16, 2007

  “Geoffrey Hamilton”

_____________________________________

Geoffrey Hamilton

President, Secretary and Treasurer

EXHIBIT 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) I, Geoffrey Hamilton, President, Secretary and Treasurer of Cliff Rock Resources Corp. (the "Company"), hereby certify, to my knowledge, that:

The Company's Annual Report on Form 10-KSB for the year ended September 30, 2006 ("Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

   “Geoffrey Hamilton”

Name:   Geoffrey Hamilton

Title:     President, Secretary and Treasurer

Dated:  January 16, 2006

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.