Form 10QSB
period 2006-12-31
Cliff Rock Resources Corp.
filed 2007-02-12
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Yes ☒  No ❑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ❑   No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

15,094,000 shares issued and outstanding as of February 9, 2007

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)

December 31, 2006

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	December 31, 2006 $	September 30, 2006 $
ASSETS		
Current Assets		
Cash	3,693	4,385
Total Assets	3,693	4,385
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Accounts payable	1,000	2,441
Accrued liabilities (Note 4)	23,122	16,074
Due to related party (Note 5)	1,350	–
Total Liabilities	25,472	18,515
Commitments and Contingencies (Notes 1 and 3)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding.	15,094	15,094
Additional Paid-in Capital	39,306	39,306
Donated Capital (Note 5)	8,000	6,000
Deficit Accumulated During the Exploration Stage	(84,179)	(74,530)
Total Stockholders' Deficit	(21,779)	(14,130)
Total Liabilities and Stockholders' Deficit	3,693	4,385

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from February 4, 2005 (Date of Inception) to December 31, 2006 $	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $
Revenue	–	–	–
Expenses			
Donated services (Note 5)	8,000	2,000	1,000
General and administrative	66,524	7,649	19,389
Mineral property costs	9,655	–	–
Total Expenses	84,179	9,649	20,389
Net Loss	(84,179)	(9,649)	(20,389)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		15,094,000	14,172,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $
Operating Activities		
Net loss	(9,649)	(20,389)
Adjustment to reconcile net loss to cash used in operating activities:		
Donated services	2,000	1,000
Changes in operating assets and liabilities:		
Accounts payable and accrued liabilities	5,607	1,312
Due to related party	1,350	–
Net Cash Used in Operating Activities	(692)	(18,077)
Financing Activities		
Proceeds from issuance of common stock	–	31,350
Net Cash Flows Provided by Financing Activities	–	31,350
Increase (Decrease) In Cash	(692)	13,273
Cash – Beginning of Period	4,385	18,798
Cash – End of Period	3,693	32,071
Supplemental Disclosures		
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)
(unaudited)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on February 4, 2005. The Company has acquired a mineral property in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "*Accounting and Reporting by Development Stage Enterprises*". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2006, the Company has a working capital deficit of $21,779 and has accumulated losses of $84,179 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

b) Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and stock-based compensation expense. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g) Mineral Property Costs

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

h) Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i) Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values due to the immediate or short-term maturity of the financial instrument.

j) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "*Accounting for Income Taxes*" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "*Foreign Currency Translation*", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

n) Recent Accounting Pronouncements (continued)

3. Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty ("NSR") and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008.

4. Accrued Liabilities

Accrued liabilities of $23,122 (September 30, 2006 - $16,074) consist of professional fees.

5. Related Party Transactions

b) As at December 31, 2006, the Company owes a private company controlled by a director $1,350 (September 30, 2006 - $NIL) for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

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

The total budget for Phases I (completed), II and III is estimated at $8,843 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2006 we have incurred a total of $9,655 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Three Months Ended December 31, 2006

We did not earn any revenues during the three months ended December 31, 2006.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $9,469 for the three months ended December 31, 2006, the majority of which expenses were professional fees of $7,649 incurred in connection with the preparation and filing of our SB-2 and the preparation of our year-end audit and quarterly statements related thereto.

We incurred a loss in the amount of $9,649 for the three months ended December 31, 2006.

One of our directors provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the three month period ended December 31, 2006, donated services of $500 (2005 - $500) and donated rent of $1,500 (2005 - $500) were charged to operations.

As at December 31, 2006 we owed a private company controlled by a director $1,350 (September 30, 2006 $NIL) for payment of professional fees on our behalf.  The amount owing is unsecured, non-interest bearing and has no terms of payment.

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

As at December 31, 2006 we had cash of $3,693 and a working capital deficit of $21,779.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2007

CLIFF ROCK RESOURCES CORP.

By//s// “Geoffrey Hamilton” //s//

       Geoffrey Hamilton

       President, Secretary and Treasurer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Geoffrey Hamilton, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Cliff Rock Resources Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to aversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated:  February 9, 2007

By:

//s// “Geoffrey Hamilton”

GEOFFREY HAMILTON

President, Secretary and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cliff Rock Resources Corp. (the “Company”) on Form 10-QSB for the three months ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoffrey Hamilton, President, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 9, 2007

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer