Form 10QSB/A
period 2006-06-30
Cliff Rock Resources Corp.
filed 2007-02-22
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Amendment

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒  No ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2007

CLIFF ROCK RESOURCES CORP.

By//s// “Geoffrey Hamilton” //s//

       Geoffrey Hamilton

       President, Secretary and Treasurer

(Principal Executive and Financial Officer)

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

Dated:   February 20, 2007

By:

//s// “Geoffrey Hamilton”

GEOFFREY HAMILTON

President, Secretary and Treasurer

(Principal Executive and Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cliff Rock Resources Corp. (the “Company”) on Form 10-QSB for the three months ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoffrey Hamilton, President, Secretary and Treasurer (Principal Executive and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   February 20, 2007

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer

(Principal Executive and Financial Officer)