Form 10QSB/A
period 2006-12-31
Cliff Rock Resources Corp.
filed 2007-02-22
CIK 1341995

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒  No❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

15,094,000 shares issued and outstanding as of February 20 , 2007

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20 , 2007

CLIFF ROCK RESOURCES CORP.

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

Dated:   February 20 , 2007

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

Dated:   February 20 , 2007

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer

(Principal Executive and Financial Officer)