Form 10QSB
period 2007-03-31
Cliff Rock Resources Corp.
filed 2007-05-15
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

15,094,000 shares issued and outstanding as of May 8, 2007

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)

March 31, 2007

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	March 31, 2007 $	September 30, 2006 $
ASSETS		
Current Assets		
Cash	217	4,385
Total Assets	217	4,385
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Accounts payable	6,400	2,441
Accrued liabilities (Note 4)	23,453	16,074
Due to related party (Note 5)	600	–
Total Liabilities	30,453	18,515
Commitments and Contingencies (Notes 1 and 3)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding	15,094	15,094
Additional Paid-in Capital	39,306	39,306
Donated Capital (Note 5)	10,000	6,000
Deficit Accumulated During the Exploration Stage	(94,636)	(74,530)
Total Stockholders' Deficit	(30,236)	(14,130)
Total Liabilities and Stockholders' Deficit	217	4,385

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from February 4, 2005 (Date of Inception) To March 31, 2007 $	For the Three Months Ended March 31, 2007 $	For the Three Months Ended March 31, 2006 $	For the Six Months Ended March 31, 2007 $	For the Six Months Ended March 31, 2006 $
Revenue	–	–	–	–	–
Expenses					
Donated services and expenses (Note 5)	10,000	2,000	500	4,000	1,500
General and administrative	74,649	8,125	4,366	15,774	23,755
Mineral property costs	9,987	332	2,155	332	2,155
Total Expenses	94,636	10,457	7,021	20,106	27,410
Net Loss	(94,636)	(10,457)	(7,021)	(20,106)	(27,410)
Net Loss Per Share – Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		15,094,000	15,094,000	15,094,000	14,628,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months Ended March 31, 2007 $	For the Six Months Ended March 31, 2006 $
Operating Activities		
Net loss for the period	(20,106)	(27,410)
Adjustment to reconcile net loss to cash used in operating activities:		
Donated services and expenses	4,000	1,500
Changes in operating assets and liabilities:		
Accounts payable and accrued liabilities	11,338	(1,312)
Due to related party	600	–
Prepaid expenses	–	(13,322)
Net Cash Used in Operating Activities	(4,168)	(40,532)
Financing Activities		
Proceeds from common stock subscribed	–	(11,700)
Proceeds from issuance of common stock	–	43,050
Net Cash Flows Provided by Financing Activities	–	31,350
Decrease In Cash	(4,168)	(9,182)
Cash – Beginning of Period	4,385	18,798
Cash – End of Period	217	9,616
Supplemental Disclosures		
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)
(unaudited)

1. Exploration Stage Company

Cliff Rock Resources Corp. (the "Company") was incorporated in the State of Nevada on February 4, 2005. The Company has acquired a mineral property in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "*Accounting and Reporting by Development Stage Enterprises*". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2007, the Company has a working capital deficit of $30,236 and has accumulated losses of $94,636 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

c) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, deferred income tax valuations, and stock-based compensation expense. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
December 31, 2006
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and September 30, 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i) Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of the financial instrument. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its' financial instruments.

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

4. Accrued Liabilities

Accrued liabilities of $23,453 (September 30, 2006 - $16,074) consist of professional fees.

5. Related Party Transactions

b) As at March 31, 2007, the Company owes $600 (September 30, 2006 - $NIL) to a private company controlled by a director for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006 exploration season in British Columbia was unusually busy and then severe weather conditions set in and, as a result, the Phase II exploration program has not yet commenced.  The Company paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  Our directors and promoter have agree to lend us sufficient funds to complete the initial three-phase exploration program and meet our obligations for the short term.

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

The total budget for Phases I (completed), II and III is estimated at $8,843 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of March 31, 2007 we have incurred a total of $9,987 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Three Months Ended March 31, 2007

We did not earn any revenues during the three months ended March 31, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $10,457 for the three months ended March 31, 2007, which consisted of general and administrative expenses of $8,125, donated services and expenses of $2,000 and mineral property costs of $332.

We incurred a loss in the amount of $10,457 for the three months ended March 31, 2007.

One of our directors provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the six month period ended March 31, 2007, donated services of $1,000 (2006 – 1,000) and donated rent of $3,000 (2006 - $500) were charged to operations.

As at March 31, 2007 we owed a private company controlled by a director $600 (September 30, 2006 $NIL) for payment of professional fees on our behalf.  The amount owing is unsecured, non-interest bearing and has no terms of payment.

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

As at March 31, 2007 we had cash of $217 and a working capital deficit of $30,236.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2007

CLIFF ROCK RESOURCES CORP.

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

Dated:  May 8, 2007

By:

//s// “Geoffrey Hamilton”

GEOFFREY HAMILTON

President, Secretary and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cliff Rock Resources Corp. (the “Company”) on Form 10-QSB for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoffrey Hamilton, President, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 8, 2007

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer