Form 10QSB
period 2007-06-30
Cliff Rock Resources Corp.
filed 2007-08-14
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

15,094,000 shares issued and outstanding as of August 13, 2007

1

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.

(An Exploration Stage Company)

June 30, 2007

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30,	September 30,
	2007	2006
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	8,553	4,385
Prepaid expenses	424	–

Total Assets	8,977	4,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	2,803	2,441
Accrued liabilities (Note 4)	44,597	16,074
Due to related party (Note 5)	23,926	–

Total Liabilities	71,326	18,515

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding	15,094	15,094

Additional Paid-in Capital	39,306	39,306

Donated Capital (Note 5)	12,000	6,000

Deficit Accumulated During the Exploration Stage	(128,749)	(74,530)

Total Stockholders’ Deficit	(62,349)	(14,130)

Total Liabilities and Stockholders’ Deficit	8,977	4,385

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from	For the	For the	For the	For the
	February 4, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated services and expenses (Note 5)	12,000	2,000	500	6,000	2,000
General and administrative	106,762	32,113	19,075	47,886	42,830
Mineral property costs	9,987	–	–	333	2,155

Total Expenses	128,749	34,113	19,575	54,219	46,985

Net Loss	(128,749)	(34,113)	(19,575)	(54,219)	(46,985)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		15,094,000	15,094,000	15,094,000	14,783,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars) (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2007	2006
	$	$
Operating Activities

Net loss for the period	(54,219)	(46,985)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	6,000	2,000

Changes in operating assets and liabilities:
Prepaid expenses	(424)	(800)
Accounts payable and accrued liabilities	28,885	(954)
Due to related party	8,880	–

Net Cash Used in Operating Activities	(10,878)	(46,739)

Financing Activities

Advances from related parties	15,046	–
Proceeds from issuance of common stock	–	35,100

Net Cash Flows Provided by Financing Activities	15,046	35,100

Increase (Decrease) In Cash	4,168	(11,639)

Cash – Beginning of Period	4,385	18,798

Cash – End of Period	8,553	7,159

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

1.

Exploration Stage Company

Cliff Rock Resources Corp. (the “Company”) was incorporated in the State of Nevada on February 4, 2005. The Company has acquired a mineral property in British Columbia, Canada.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2007, the Company has a working capital deficit of $62,349 and has accumulated losses of $128,749 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

2.

Summary of Significant Accounting Policies (continued)

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and September 30, 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)

Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date, the Company has not established any proven or probable reserves on its mineral properties.

h)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

2.

Summary of Significant Accounting Policies (continued)

h)

Long-Lived Assets (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)

Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of the financial instrument. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its’ financial instruments.

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

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

m)

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

n)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.

Summary of Significant Accounting Policies (continued)

n)

Recently Issued Accounting Pronouncements (continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

1.

Summary of Significant Accounting Principles (continued)

n)      Recently Issued Accounting Pronouncements (continued)

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

4.

Accrued Liabilities

Accrued liabilities of $44,597 (September 30, 2006 - $16,074) consist of professional fees.

5.

Related Party Transactions

a)

A director provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively. During the nine month period ended June 30, 2007, donated services of $1,500 (2006 - $1,500) and donated rent of $4,500 (2006 - $500) were charged to operations.

b)

As at June 30, 2007, the Company owes $600 (September 30, 2006 - $NIL) to a private company controlled by a director for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

c)

As at June 30, 2007, the Company owes $8,280 (September 30, 2006 - $NIL) to the President of the Company for audit expenses paid on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment.

d)

As at June 30, 2007, the Company owes $15,046 (September 30, 2006 - $NIL) a shareholder of the Company made advances to the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  It was anticipated that Phase II of the program (approximately $2,235 - Cdn$2,500) would have been completed by June 2006.  However, the 2006 exploration season in British Columbia was extremely busy and Phase II of the exploration program has not yet commenced due to significant snow accumulation this past winter.  On April 2, 2007 the Issuer re-staked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date of the IQUE Claim to April 2, 2008.

Upon completion of Phase II, the geologist will prepare a report on the work done in Phases I and II, and based upon that report, a decision will be made whether or not to proceed to Phase III (approximately $4,470 – Cdn$5,000).  If the Issuer does proceed to Phase III, and insufficient funds are available to complete the program, the Issuer’s directors have agreed to cover any short-fall in costs.

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

The total budget for Phases I (completed), II and III is estimated at $8,843 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of June 30, 2007 we have incurred a total of $9,987 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Three Months Ended June 30, 2007

We did not earn any revenues during the three months ended June 30, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $34,113 for the three months ended June 30, 2007, which consisted of general and administrative expenses of $32,113 and donated services and expenses of $2,000.

We incurred a loss in the amount of $34,113 for the three months ended June 30, 2007.

One of our directors provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the nine month period ended June 30, 2007, donated services of $1,500 (2006 – $1,500) and donated rent of $4,500 (2006 - $500) were charged to operations.

As at June 30, 2007 we owed a private company controlled by a director $600 (September 30, 2006 $NIL) for payment of professional fees on our behalf.  The amount owing is unsecured, non-interest bearing and has no terms of payment.

As at June 30, 2007 we owed $8,280 (September 30, 2006 - $NIL) to our president for audit expenses paid on our behalf.  The amount owing is unsecured, non-interest bearing and has no terms of payment.

As at June 30, 2007 we owed $15,046 (September 30, 2006 - $NIL) to one of our shareholders for advances made to the Company.  The amount owing is unsecured, non-interest bearing and has no terms of payment.

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

As at June 30, 2007 we had cash of $8,553 and a working capital deficit of $62,349.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2007

CLIFF ROCK RESOURCES CORP.

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

Dated:  August 13, 2007

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

Dated:  August 13, 2007

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer