Form 10KSB
period 2007-09-30
Cliff Rock Resources Corp.
filed 2008-01-14
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ √ ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007:  15,094,000

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

(c)

one of our directors to provide us with office space , telephone answering and secretarial services.  See “Related Party Transactions” for details.

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

Item 2.

DESCRIPTION OF PROPERTY

Acquisition, Description and Location of the IQUE Claim

By an agreement dated February 4, 2005, as amended September 28, 2007 (the “Agreement”), we purchased a 100% interest in the IQUE Claim from Laurence Stephenson (“Stephenson”), of White Rock, British Columbia, for $7,500, which sum consisted of assessment costs of $3,600, filing fees of $700, geological report costs of $2,200, and the property purchase payment of $1,000.  Our interest in the IQUE Claim is subject only to a 2-1/2% NSRR and a 7-1/2% GRRR.  Of the NSRR, 1-1/2% can be acquired by us for $1,000,000 if paid within 12 months from commencement of commercial production on the IQUE Claim.  The following are definitions relating to the royalties payable by us to Stephenson pursuant to the acquisition of the IQUE Claim:

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

Advance royalties of $25,000 will be paid to Stephenson annually commencing on February 4, 2009.  If the first annual royalty is not paid to Stephenson, ownership of the IQUE Claim will revert back to Stephenson.

In accordance with the Agreement, Stephenson provided a geological report on the IQUE Claim.  See “Geological Exploration Program in General” below.  Stephenson agreed to provide us with geological consulting services for the IQUE Claim and to maintain the claims in good standing until January 12, 2007.  On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date of the IQUE Claim to April 2, 2008.

The IQUE Claim consists of one unpatented mineral claim, described as follows:

Claim Name	Units	Record Number	Expiry Date
IQUE	20(1)	555531	April 2, 2008

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

See Figures 1 and 2.

In British Columbia, all mining claims are valid for one year.  To maintain the IQUE claim, we are required to file evidence that exploration work has been carried out on the claim with the Province of British Columbia during the current year or pay cash in lieu of work of Cdn$100 per claim unit.  As stated above, the IQUE claim is in good standing until April 2, 2008.  If exploration work is not done on the claim or cash paid in lieu thereof in any year the claim will lapse and title will revert to the Province.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  See “Access, Climate, Local Resources, Infrastructure and Physiography” above.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006 exploration season in British Columbia was unusually busy and then severe weather conditions set in and, as a result, the Phase II exploration program has not yet commenced.  The Company paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date to April 2, 2008.  Should the Company not have sufficient funds to carry out the Phase II program without raising additional capital, our directors have agreed to cover any short-fall in costs.  Our geologist now expects to complete Phase II of the exploration program during the spring or summer of 2008.

The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,471	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	490	500
3. Contingency	490	500
Total:	2,451	2,500

When Phase II of the recommended program has been completed, we will review Stephenson’s report on Phases I and II and his conclusions and recommendations for a Phase III program, if warranted.

Timmins is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the IQUE Claim and to select drill targets which would be Phase III.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,451	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	981	1,000
3. Reporting and supervision	981	1,000
3. Contingency	490	500
Total:	4,903	5,000

The total budget for Phases I (completed), II and III is estimated at $9,473 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of September 30, 2007 we have incurred a total of $9,987 in acquisition and exploration costs for the IQUE Claim.

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

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective September 29, 2006 to register 7,593,000 shares of common stock for resale by our existing shareholders.  We will not receive any proceeds from the resale of shares of common stock by the selling stockholders.  We filed a Form SB-2 Post-Effective Amendment No. 1 to update the prospectus to reflect information contained in our interim financial statements for the nine month period ended June 30, 2006 which was filed on August 15, 2006.  A Form SB-2 Post-Effective Amendment No. 2 to update the prospectus to reflect information contained in our audited financial statements for the year ended September 30, 2006 was filed concurrently with this filing.  An SB-2 Post-Effective Amendment No. 3 to update the prospectus to reflect information contained in our audited financial statements for the year ended June 30, 2007, will be filed shortly.

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

Since our incorporation on February 4, 2005 we have not earned any revenues from its planned operations.  As of September 30, 2007 we had $4,131 cash on hand and liabilities in the amount of $61,302.  We had a working capital deficit as at September 30, 2007 of $57,171.  Since our inception we have incurred a net loss of $125,571.  The net loss is attributable to us having no revenues to offset our expenses from professional fees related to the creation and operation of its business and the filing of its prospectus and subsequent financial filing requirements.

We had sufficient funds to carry out our initial exploration program on the IQUE Claim which has now been completed.  Our working capital is not sufficient to enable us to perform the recommended further exploration phases on the property and accordingly, further finances will be required by us to continue work on its property.

	For the Year Ended September 30, 2007	For the Year Ended September 30, 2006
Amounts in Accordance with U.S. GAAP: Total assets Net working capital Shareholders’ equity (deficiency) Net Loss Loss per share (basic) Weighted average number of common shares outstanding (basic)	4,131 (57,171) (57,171) (51,041) - 15,094,000	4,385 (14,130) (14,130) (55,671) - 14,862,000

Liquidity and Capital Resources

We will have to raise capital in the form of equity financing from the sale of our common stock.  We cannot provide any assurances that we will be able to achieve further sales of our common stock or obtain any other form of additional financing.  If we are unable to obtain the financing necessary to continue our plan of operations, then our business will fail.

Item 7.

FINANCIAL STATEMENTS

MANNING ELLIOTT
CHARTERED ACCOUNTANTS

11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
Phone: 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Cliff Rock Resources Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2007 and 2006, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from February 4, 2005 (Date of Inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cliff Rock Resources Corp. (An Exploration Company) as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from February 4, 2005 (Date of Inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 3, 2008

F-1

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2007 $	September 30, 2006 $
ASSETS		
Current Assets		
Cash	4,131	4,385
Total Assets	4,131	4,385
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Accounts payable	1,590	2,441
Accrued liabilities (Note 4)	34,750	16,074
Due to related party (Note 5)	24,962	–
Total Liabilities	61,302	18,515
Commitments and Contingencies (Notes 1 and 3)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding	15,094	15,094
Additional Paid-in Capital	39,306	39,306
Donated Capital (Note 5)	14,000	6,000
Deficit Accumulated During the Exploration Stage	(125,571)	(74,530)
Total Stockholders' Deficit	(57,171)	(14,130)
Total Liabilities and Stockholders' Deficit	4,131	4,385

(The accompanying notes are an integral part of these financial statements)

F-2

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

j) Foreign Currency Translation

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

k) Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "*Share Based Payments*", using the fair value method. The Company has not issued any stock options since its inception.

l) Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company's financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "*The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115*". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "*Accounting for Certain Investments in Debt and Equity Securities*" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "*Fair Value Measurements*". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "*Fair Value Measurements*". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

F-8

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

m) Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "*Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.*" SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "*Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)*". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "*Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109*". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

4. Accrued Liabilities

Accrued liabilities of $34,750 (2006 - $16,074) consist of professional fees.

5. Related Party Transactions

b) As at September 30, 2007, the Company owes $600 (2006 - $NIL) to a private company controlled by a director of the Company for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

F-9

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

Andrew Hamilton has been a director since June 16, 2005.  Mr. Hamilton has a Bachelor of Science – Agriculture (Soil Science Specialization) degree obtained from the University of Alberta (Edmonton) in 1993 and a Master of Business Administration degree obtained from the University of Calgary, Alberta in 2004.  He is currently the Coordinator, Abandonment & Reclamation Operations, Canadian Drilling Operations for Nexen Canada Ltd. (Nexen Inc), in Calgary, Alberta.  He has 15 years of experience in the oil and gas industry, in environmental operations, focusing on abandonment and reclamation, and site remediation.  Since joining us, Andrew Hamilton has devoted 2 to 4 hours per week dealing with our affairs.

Promoters

Gavin Roy has been a promoter of the Company since our inception.

Family Relationships

Geoffrey Hamilton is Andrew Hamilton’s uncle.

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

Our board of directors considered whether the independent principal accounting is independent, and concluded that the auditor for the fiscal year ended September 30, 2007 was independent.

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

Item 10.

EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our President and Secretary-Treasurer (the Named Executive Officer) for the periods indicated:

.Summary Compensation Table

Name and Principal Position	Fiscal Year Ended September 30	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Com- pensa- tion ($)	Awards		Payouts
					Securities Under Options/ SARs Granted[1] (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)
Geoffrey Hamilton President, Secretary and Treasurer	2007 2006 2005(1)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

Our president provides management services and office premises to the company valued at $500 per quarter and $500 per month, respectively.  These services include telephone answering, secretarial and mail services on a month to month basis with no formal written agreement.  During the year ended September 30, 2007, donated services of $2,000 (2006 - $2,000) and donated rent of $6,000 were charged to operations.  Prior to January 1, 2006, the president donatd office premises to us at $500 per quarter.  We entered into a month to month operating lease with a related company commencing January 1, 2006 at $500 per month, which ended on June 30, 2006.  On July 1, 2006, we resumed donated office premises at $500 per month.  During the year ended September 30, 2006, rent expense of $3,000 and donated rent of $2,000 were charged to operations.

As at September 30, 2007 we owe $8,280 (2006 - $NIL) to our president for expenses paid on our behalf.  This amount is unsecured, non-interest bearing and has no terms of repayment.

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

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists as of December 31, 2007, the beneficial shareholdings of persons or entities holding 5% or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group.  Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Title of Class	Name	Number of Shares Held	Percentage of Shares Held (1)
Common Stock	Geoffrey Hamilton, Director and Officer	3,751,000	24.9%
Common Stock	Andrew Hamilton, Director	3,750,000	24.8%
Common Stock	Directors and Officers as a group (2 persons)	7,501,000	49.7%

(1)

The percentage ownership is based on 15,094,000 shares outstanding as of December 31, 2007.

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

Gavin Roy, promoter of our Company since inception, acquired 750,000 shares each of our common stock at a price of $0.005 per share, on October 11, 2005.

On October 25, 2005 Magellan Management Company, a private British Columbia company controlled by Gavin Roy acquired 3,000 shares of our common stock at $0.10 per share.

Other than the purchase of their common shares, none of Geoffrey Hamilton, Andrew Hamilton and Gavin Roy has entered into any agreement with us in which any of them is to receive from us or provide to us anything of value.

Item 13.

EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit

Description

14.1

Code of Ethics

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005, for the year ended September 30, 2006, and for the year ended September 30, 2007 for services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods was:

2005

-

$  2,000

Manning Elliott

2006

-

$  6,200

Manning Elliott

2007

-

$11,100

Manning Elliott

 (2)

Audit-Related Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005, for the year ended September 30, 2006, and for the year ended September 30, 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005

-

$Nil

Manning Elliott

2006

-

$Nil

Manning Elliott

2007

$Nil

Manning Elliott

(3)

Tax Fees

The aggregate fees billed for the period from May 8, 2003 (date of incorporation) to December 31, 2003 and for the year ended December 31, 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003

-

$Nil

Manning Elliott

2004

-

$Nil

Manning Elliott

(4)

All Other Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005, for the year ended September 30, 2006, and for the year ended September 30, 2007 for the products and services provided rendered by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2005

-

$Nil

Manning Elliott

2006

-

$Nil

Manning Elliott

2007

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

January 11, 2008

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

Title

Date

   “Geoffrey Hamilton”_______________________

(Principal Executive Officer),

 Principal Financial Officer

Secretary and Treasurer (Principal

Accounting Officer)

January 11, 2008

   “Andrew Hamilton”

Director

January 11, 2008

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

 (b)  evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  disclosed in this report any change in the Registrant's internal control over financial reporting that occurred  during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.   The Registrant has disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:  January 11, 2008

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

Dated:  January 11, 2008

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.