Form 10QSB
period 2007-12-31
Cliff Rock Resources Corp.
filed 2008-02-14
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

15,094,000 shares issued and outstanding as of February 11, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Expressed in US dollars)
(unaudited)

1. Exploration Stage Company

Cliff Rock Resources Corp. (the "Company") was incorporated in the State of Nevada on February 4, 2005. The Company has acquired a mineral property in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 *"Accounting and Reporting by Development Stage Enterprises"*. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2007, the Company has a working capital deficit of $67,474 and has accumulated losses of $137,874 since inception. On February 4, 2008, the Company is committed to advance royalties of $25,000 for the Company's 100% interest on the IQUE mineral claim, as described in Note 3. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

b) Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company's Annual Report on Form 10-KSB filed on January 14, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at December 31, 2007 and September 30, 2007, and the consolidated results of its operations and cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

F-4

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006 exploration season in British Columbia was unusually busy and then severe weather conditions set in and, as a result, the Phase II exploration program has not yet commenced.  We paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date to April 2, 2008.  Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our directors have agreed to cover any short-fall in costs.  Our geologist now expects to complete Phase II of the exploration program during the spring or summer of 2008.

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

The total budget for Phases I (completed), II and III is estimated at $9,473 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2007 we have incurred a total of $9,987 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Three Months Ended December 31, 2007

We did not earn any revenues during the three months ended December 31, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $12,303 for the three months ended December 31, 2007 which consisted of general and administrative expenses of $1,489, donated services and expenses of $2,000 and professional fees of $8,814.

We incurred a loss in the amount of ($12,303) for the three months ended December 31, 2007.

One of our directors provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the three month period ended December 31, 2007, donated services of $500 (2006 – $500) and donated rent of $1,500 (2006 - $1,500) were charged to operations.

As at December 31, 2007:

(a)

we owed $Nil (September 30, 2007 - $600) to a private company controlled by a director for payment of professional fees on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $8,280 (September 30, 2007 - $8,280) to our president for expenses paid on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment; and

(c)

we owed $16,310 (September 30, 2007 - $16,082) to a shareholder of the Company for advances made to us.  The amount owing is unsecured, non-interest bearing and has no terms of repayment.

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

As at December 31, 2007 we had cash of $1,446 and a working capital deficit of $67,474.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's  financial statements.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2008.

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

Dated:  February 11, 2008

By:

//s// “Geoffrey Hamilton”

GEOFFREY HAMILTON

President, Secretary and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cliff Rock Resources Corp. (the “Company”) on Form 10-QSB for the three months ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoffrey Hamilton, President, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 11, 2008

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer