Form 10QSB
period 2008-03-31
Cliff Rock Resources Corp.
filed 2008-05-15
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

15,094,000 shares issued and outstanding as of May 14, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31, 2008 $ (Unaudited)	September 30, 2007 $
ASSETS		
Current Assets		
Cash	875	4,131
Total Assets	875	4,131
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Accounts payable	12,465	1,590
Accrued liabilities (Note 4)	36,140	34,750
Due to related parties (Note 5)	24,096	24,962
Total Liabilities	72,701	61,302
Commitments and Contingencies (Notes 1 and 3)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding	15,094	15,094
Additional Paid-in Capital	39,306	39,306
Donated Capital (Note 5)	18,000	14,000
Deficit Accumulated During the Exploration Stage	(144,226)	(125,571)
Total Stockholders' Deficit	(71,826)	(57,171)
Total Liabilities and Stockholders' Deficit	875	4,131

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended March 31, 2008 $	For the Three Months Ended March 31, 2007 $
Operating Activities		
Net loss for the period	(18,655)	(20,106)
Adjustment to reconcile net loss to cash used in operating activities:		
Donated services and expenses	4,000	4,000
Changes in operating assets and liabilities:		
Accounts payable and accrued liabilities	12,265	11,338
Due to related party	(866)	600
Net Cash Used in Operating Activities	(3,256)	(4,168)
Decrease in Cash	(3,256)	(4,168)
Cash – Beginning of Period	4,131	4,385
Cash – End of Period	875	217
Supplemental Disclosures		
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital deficit of $71,826 and has accumulated losses of $144,226 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

b) Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended September 30, 2007.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at March 31, 2008 and September 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2008, there are no dilutive potential common shares.

e) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008 and September 30, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g) Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-2 "*Whether Mineral Rights Are Tangible or Intangible Assets*". The Company assess the carrying costs for impairment under SFAS 144, "*Accounting for Impairment or Disposal of Long Lived Assets*" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date, the Company has not established any proven or probable reserves on its mineral properties.

h) Long-Lived Assets

In accordance with SFAS No. 144, "*Accounting for the Impairment or Disposal of Long-Lived Assets*", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

m) Recently Issued Accounting Pronouncements (continued)

3. Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty ("NSR") and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at March 31, 2008, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property.

4. Accrued Liabilities

Accrued liabilities of $36,140 (September 30, 2007 - $34,750) consists of professional fees.

5. Related Party Transactions

a) A director provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively. During the six month period ended March 31, 2008, donated services of $1,000 (March 31, 2007 - $1,000) and donated rent of $3,000 (March 31, 2007 - $3,000) were charged to operations.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006 exploration season in British Columbia was unusually busy and then severe weather conditions set in and, as a result, the Phase II exploration program has not yet commenced.  We paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  We restaked the IQUE Claim at a cost of Cdn$197.61, and it is now in good standing until May 31, 2008.  Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our directors have agreed to cover any short-fall in costs.  Our geologist now expects to complete Phase II of the exploration program during the summer of 2008.

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

The total budget for Phases I (completed), II and III is estimated at $9,473 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of March 31, 2008 we have incurred a total of $10,153 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Six Months Ended March 31, 2008

We did not earn any revenues during the six months ended March 31, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,655 for the six months ended March 31, 2008 which consisted of general and administrative expenses of $14,489, donated services and expenses of $4,000 and mineral property costs of $166.

We incurred a loss in the amount of $18,655 for the six months ended March 31, 2008.

One of our directors provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the six month period ended March 31, 2008, donated services of $1,000 (2007 – $1,000) and donated rent of $3,000 (2007 - $3,000) were charged to operations.

As at March 31, 2008:

(a)

we owed $163 (September 30, 2007 - $600) to a private company controlled by a director for payment of professional fees on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $8,280 (September 30, 2007 - $8,280) to our president for expenses paid on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment; and

(c)

we owed $15,653 (September 30, 2007 - $16,082) to a shareholder of the Company for advances made to us.  The amount owing is unsecured, non-interest bearing and has no terms of repayment.

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

As at March 31, 2008 we had cash of $875 and a working capital deficit of $71,826.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2008.

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

Dated:  March 14, 2008

By:

//s// “Geoffrey Hamilton”

GEOFFREY HAMILTON

President, Secretary and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cliff Rock Resources Corp. (the “Company”) on Form 10-QSB for the six months ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoffrey Hamilton, President, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 14, 2008

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer