Form 10QSB
period 2008-06-30
Cliff Rock Resources Corp.
filed 2008-08-14
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  333-131081

CLIFF ROCK RESOURCES CORP.

(Exact name of registrant as specified on its charter)

NEVADA	98-0459440
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

700 – 625 Howe Street
Vancouver, B.C. Canada	V6C 2T6
(Name and address of principal executive offices)	(Zip Code)

(604) 681-7474

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

15,094,000 shares issued and outstanding as of August 14, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)

June 30, 2008

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended June 30, 2008 $	For the Nine Months Ended June 30, 2007 $
Operating Activities		
Net loss for the period	(33,739)	(54,219)
Adjustment to reconcile net loss to cash used in operating activities:		
Donated services and expenses	6,000	6,000
Changes in operating assets and liabilities:		
Prepaid expenses	–	(424)
Accounts payable and accrued liabilities	12,108	28,885
Due to related party	(677)	8,880
Net Cash Used in Operating Activities	(16,308)	(10,878)
Financing Activities		
Advances from related parties	13,000	15,046
Net Cash Provided by Financing Activities	13,000	15,046
Decrease in Cash	(3,308)	4,168
Cash – Beginning of Period	4,131	4,385
Cash – End of Period	823	8,553
Supplemental Disclosures		
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2008, there are no dilutive potential common shares.

e) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F-8

Item 2

Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition.  We are a start-up, exploration-stage xcompany and have not yet generated or realized any revenues from our business operations.  We must raise cash in order to implement our plan and stay in business.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006 exploration season in British Columbia was unusually busy and then severe weather conditions set in and, as a result, the Phase II exploration program has not yet commenced.  We continued to pay cash in lieu of work on the property to keep the claim in good standing.  We restaked the IQUE Claim at a cost of Cdn$197.60, and it is now in good standing until August 7, 2009.  Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our directors have agreed to cover any short-fall in costs.  Our geologist now expects to complete Phase II of the exploration program during the summer of 2008.

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

The total budget for Phases I (completed), II and III is estimated at $9,473 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of June 30, 2008 we have incurred a total of $10,586 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Nine months Ended June 30, 2008

We did not earn any revenues during the nine months ended June 30, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $33,739 for the nine months ended June 30, 2008 which consisted of general and administrative expenses of $27,140, donated services and expenses of $6,000 and mineral property costs of $599.

We incurred a loss in the amount of $33,739 for the nine months ended June 30, 2008.

One of our directors provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the nine month period ended June 30, 2008, donated services of $1,500 (2007 – $1,500) and donated rent of $4,500 (2007 - $4,500) were charged to operations.

As at June 30, 2008:

(a)

we owed $165 (September 30, 2007 - $600) to a private company controlled by a director for payment of professional fees on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $13,280 (September 30, 2007 - $8,280) to our president for expenses paid on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment; and

(c)

we owed $23,840 (September 30, 2007 - $16,082) to a shareholder of the Company for advances made to us.  The amount owing is unsecured, non-interest bearing and has no terms of repayment.

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

As at June 30, 2008 we had cash of $823 and a working capital deficit of $84,910.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2008.

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

Dated:  August 14, 2008

By:

//s// “Geoffrey Hamilton”

GEOFFREY HAMILTON

President, Secretary and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cliff Rock Resources Corp. (the “Company”) on Form 10-QSB for the nine months ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoffrey Hamilton, President, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2008

By:

//s// “Geoffrey Hamilton

GEOFRREY HAMILTON

President, Secretary and Treasurer