Form 10KSB
period 2008-09-30
Cliff Rock Resources Corp.
filed 2009-01-30
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ √ ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended September 30, 2008

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For transition period from ______________ to __________________.

Commission File Number:  333-131081

CLIFF ROCK RESOURCES CORP.

 (Exact name of small business issuer in its charter)

Nevada

98-0459440

  (State or other jurisdiction of incorporation

         (I.R.S. Employer Identification No.)

                        or organization)

195 Dalcastle Way NW, Calgary, Alberta, Canada, T3A 2N5

(Address of principal executive office)

Issuer’s telephone number:  (403) 699-5293

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2008:  15,094,000

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

PART I

Item 1.

DESCRIPTION OF BUSINESS

Description of Business

We were incorporated on February 4, 2005 under the laws of the state of Nevada.  Our principal offices are located at 195 Dalcastle Way NW, Calgary, Alberta, Canada, T3A 2N5.  Our phone number is (403) 699-5293

We were incorporated with the intention of acquiring mineral exploration projects.  On February 4, 2005 we acquired a 100% interest in one (1) unpatented mineral claim, representing 20 mineral units, known as the IQUE Claim, located on Vancouver Island, British Columbia, Canada.  See “Description of Property” for details of the acquisition.

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

Item 2.

DESCRIPTION OF PROPERTY

Acquisition, Description and Location of the IQUE Claim

By an agreement dated February 4, 2005, as amended September 28, 2007 (the “Agreement”), we purchased a 100% interest in the IQUE Claim from Laurence Stephenson (“Stephenson”), of White Rock, British Columbia, for $7,500, which sum consisted of assessment costs of $3,600, filing fees of $700, geological report costs of $2,200, and the property purchase payment of $1,000.  In accordance with the Agreement, Stephenson provided a geological report on the IQUE Claim.  See “Geological Exploration Program in General” below.  Stephenson agreed to provide us with geological consulting services for the IQUE Claim and to maintain the claims in good standing until January 12, 2007.  On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date of the IQUE Claim to April 2, 2008.  On August 7, 2008 we further restaked the IQUE Claim which resulted in extending the good standing date of the IQUE Claim to August 7, 2009.  We spent a total of $632.34 on the IQUE Claim during the year ended September 30, 2008.

The IQUE Claim consists of one unpatented mineral claim, described as follows:

Claim Name	Units	Record Number	Expiry Date
IQUE	20(1)	589664	August 7, 2009

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

See Figures 1 and 2.

Figure 1

IQUE CLAIM

British
Columbia
VANCOUVER
Hope
PROPERTY LOCATION

PROFESSIONAL ENGINEER
W. G. TIMMINS

Quatsino Sound
Buchholt Channel
Neroutsos Inlet
IQUE 1
N
Metres
0
4000
8000 Cu
Figure 2
GEOFIN INC.
IQUE CLAIMS
Summary Report 2005
Claim Location Map
Drawn By: L. Stephenson
Date: January 2005
Scale : See Below

In British Columbia, all mining claims are valid for one year.  To maintain the IQUE claim, we are required to file evidence that exploration work has been carried out on the claim with the Province of British Columbia during the current year or pay cash in lieu of work of Cdn$100 per claim unit.  As stated above, the IQUE claim is in good standing until August 7, 2009.  If exploration work is not done on the claim or cash paid in lieu thereof in any year the claim will lapse and title will revert to the Province.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  See “Access, Climate, Local Resources, Infrastructure and Physiography” above.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006/2007 exploration seasons in British Columbia were unusually busy, and then severe weather conditions set in.  The 2008/2009 snow conditions in British Columbia were and remain such that exploration until the summer of 2009 is unlikely.  As a result, the Phase II exploration program has not yet commenced.  The Company paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date to April 2, 2008.  On August 7, 2008 we further restaked the IQUE Claim at a cost of Cdn$197.60, which resulted in extending the good standing date to August 7, 2009.  Should the Company not have sufficient funds to carry out the Phase II program without raising additional capital, our directors have agreed to cover any short-fall in costs.  Our geologist now expects to complete Phase II of the exploration program during the summer of 2009.

The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,410	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	470	500
3. Contingency	470	500
Total:	2,350	2,500

When Phase II of the recommended program has been completed, we will review Stephenson’s report on Phases I and II and his conclusions and recommendations for a Phase III program, if warranted.

Timmins is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the IQUE Claim and to select drill targets which would be Phase III.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,349	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	940	1,000
3. Reporting and supervision	940	1,000
3. Contingency	470	500
Total:	4,699	5,000

The total budget for Phases I (completed), II and III is estimated at $9,168 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of September 30, 2008 we have incurred a total of $10,776 in acquisition and exploration costs for the IQUE Claim.

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

In addition, MEM administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code.  Ongoing exploration programs would likely be expanded to include activities such as line cutting, machine trenching and drilling.  In that event a reclamation deposit is usually required in the amount of $2,819 (Cdn$3,000) to $4,699 (Cdn$5,000).  The process of requesting permission and posting the deposit usually takes about two weeks.  The deposit is refundable under a MEM inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

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

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective September 29, 2006 to register 7,593,000 shares of common stock for resale by our existing shareholders.  We will not receive any proceeds from the resale of shares of common stock by the selling stockholders.  We filed a Form SB-2 Post-Effective Amendment No. 1 to update the prospectus to reflect information contained in our interim financial statements for the nine month period ended June 30, 2006 which was filed on August 15, 2006.  A Form SB-2 Post-Effective Amendment No. 2 to update the prospectus to reflect information contained in our audited financial statements for the year ended September 30, 2006 was filed October 1, 2007.

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

Since our incorporation on February 4, 2005 we have not earned any revenues from its planned operations.  As of September 30, 2008 we had $818 cash on hand and liabilities in the amount of $79,222.  We had a working capital deficit as at September 30, 2008 of $78,404.  Since our inception we have incurred a net loss of $154,804.  The net loss is attributable to us having no revenues to offset our expenses from professional fees related to the creation and operation of its business and the filing of its prospectus and subsequent financial filing requirements.

We had sufficient funds to carry out our initial exploration program on the IQUE Claim which has now been completed.  Our working capital is not sufficient to enable us to perform the recommended further exploration phases on the property and accordingly, further finances will be required by us to continue work on its property.

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007
Amounts in Accordance with U.S. GAAP: Total assets Net working capital Shareholders’ equity (deficiency) Net Loss Loss per share (basic) Weighted average number of common shares outstanding (basic)	818 (78,404) (78,404) (29,233) - 15,094,000	4,131 (57,171) (57,171) (51,041) - 15,094,000

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

September 30, 2008

Index

Report of Independent Registered Public Accounting Firm F-1

Balance Sheets F-2

Statements of Operations F-3

Statements of Cash Flows F-4

Statement of Stockholders' Equity (Deficit) F-5

Notes to the Financial Statements F-6

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
Phone: 604. 714. 3600 Fax: 604. 714. 3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Cliff Rock Resources Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from February 4, 2005 (Date of Inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from February 4, 2005 (Date of Inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ "MANNING ELLIOTT LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 27, 2009

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2008 $	September 30, 2007 $
ASSETS		
Current Assets		
Cash	818	4,131
Total Assets	818	4,131
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current Liabilities		
Accounts payable	6,178	1,590
Accrued liabilities (Note 4)	35,945	34,750
Due to related parties (Note 5)	37,099	24,962
Current Liabilities	79,222	61,302
Commitments and Contingencies (Notes 1 and 3)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding	15,094	15,094
Additional Paid-in Capital	39,306	39,306
Donated Capital (Note 5)	22,000	14,000
Deficit Accumulated During the Exploration Stage	(154,804)	(125,571)
Total Stockholders' Deficit	(78,404)	(57,171)
Total Liabilities and Stockholders' Deficit	818	4,131

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from February 4, 2005 (Date of Inception) to September 30, 2008 $	For the Year Ended September 30, 2008 $	For the Year Ended September 30, 2007 $
Revenue	–	–	–
Expenses			
Donated services and expenses (Note 5)	22,000	8,000	8,000
General and administrative	122,028	20,444	42,709
Mineral property costs	10,776	789	332
Total Expenses	154,804	29,233	51,041
Net Loss	(154,804)	(29,233)	(51,041)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		15,094,000	15,094,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from February 4, 2005 (Date of Inception) to September 30, 2008 $	For the Year Ended September 30, 2008 $	For the Year Ended September 30, 2007 $
Operating Activities			
Net loss for the year	(154,804)	(29,233)	(51,041)
Adjustment to reconcile net loss to cash used in operating activities:			
Donated services and expenses	22,000	8,000	8,000
Changes in operating assets and liabilities:			
Accounts payable and accrued liabilities	42,123	5,783	17,825
Due to related party	8,016	(863)	8,879
Net Cash Used in Operating Activities	(82,665)	(16,313)	(16,337)
Financing Activities			
Proceeds from issuance of common stock	54,400	–	–
Advances from related parties	29,083	13,000	16,083
Net Cash Provided by Financing Activities	83,483	13,000	16,083
Increase (Decrease) In Cash	818	(3,313)	(254)
Cash – Beginning of Period	–	4,131	4,385
Cash – End of Period	818	818	4,131
Supplemental Disclosures			
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From February 4, 2005 (Date of Inception) to September 30, 2008
(Expressed in US dollars)

	Common Stock		Common Stock Subscribed		Additional Paid-in Capital	Donated Capital	Deficit Accumulated During Exploration Stage	Total
	Shares #	Par Value $	#	$	$	$	$	$
Balance – February 4, 2005 (Date of Inception)	–	–	–	–	–	–	–	–
Issuance of stock for cash at $0.001 per share	1,000	1	–	–	99	–	–	100
Issuance of stock for cash at $0.001 per share	7,500,000	7,500	–	–	–	–	–	7,500
Common stock subscribed at $0.005 per share	–	–	1,500,000	1,500	6,000	–	–	7,500
Common stock subscribed at $0.10 per share	–	–	42,000	42	4,158	–	–	4,200
Donated services	–	–	–	–	–	2,000	–	2,000
Net loss for the period	–	–	–	–	–	–	(18,859)	(18,859)
Balance – September 30, 2005	7,501,000	7,501	1,542,000	1,542	10,257	2,000	(18,859)	2,441
Issuance of stock for cash at $0.005 per share	7,500,000	7,500	(1,500,000)	(1,500)	24,000	–	–	30,000
Issuance of stock for cash at $0.10 per share	93,000	93	(42,000)	(42)	5,049	–	–	5,100
Donated services	–	–	–	–	–	4,000	–	4,000
Net loss for the year	–	–	–	–	–	–	(55,671)	(55,671)
Balance – September 30, 2006	15,094,000	15,094	–	–	39,306	6,000	(74,530)	(14,130)
Donated services	–	–	–	–	–	8,000	–	8,000
Net loss for the year	–	–	–	–	–	–	(51,041)	(51,041)
Balance – September 30, 2007	15,094,000	15,094	–	–	39,306	14,000	(125,571)	(57,171)
Donated services	–	–	–	–	–	8,000	–	8,000
Net loss for the year	–	–	–	–	–	–	(29,233)	(29,233)
Balance – September 30, 2008	15,094,000	15,094	–	–	39,306	22,000	(154,804)	(78,404)

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

1. Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, and the attainment of profitable operations. As at September 30, 2008, the Company has a working capital deficit of $78,404 and has accumulated losses of $154,804 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2008, there are no dilutive potential common shares.

d) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f) Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-2 "*Whether Mineral Rights Are Tangible or Intangible Assets*". The Company assesses the carrying costs for impairment under SFAS 144, "*Accounting for Impairment or Disposal of Long Lived Assets*" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date, the Company has not established any proven or probable reserves on its mineral properties.

g) Long-Lived Assets

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

h) Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of the financial instrument. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its financial instruments.

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
September 30, 2008
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

l) Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "*Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60*". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "*The Hierarchy of Generally Accepted Accounting Principles*". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "*The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles*". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "*Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133*". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "*Business Combinations*". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

l) Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, "*Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51*". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "*The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115*". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "*Accounting for Certain Investments in Debt and Equity Securities*" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "*Fair Value Measurements*". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3. Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty ("NSR") and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at September 30, 2008, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse. In April 2008, the Company staked land surrounding the property totalling 494 hectacres. The mineral property claim to this adjacent property is being held by a shareholder of the Company pursuant to a trust agreement with the Company.

4. Accrued Liabilities

Accrued liabilities of $35,945 (2007 - $34,750) consists of professional fees.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in US dollars)

5. Related Party Transactions

b) As at September 30, 2008, the Company owes $400 (2007 - $600) to a private company controlled by a shareholder of the Company for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

c) As at September 30, 2008, the Company owes $13,280 (2007 - $8,280) to the former President of the Company which includes advance of $5,000 (2007 - $nil) and $8,280 (2007 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

d) As at September 30, 2008, the Company owes $23,419 (2007 - $16,082) to a shareholder of the Company for advances made to the Company. The amount owing is unsecured and non-interest bearing. Of the $23,418, $8,000 is repayable on demand and the remaining $15,418 has no terms of repayment.

6. Income Taxes

The Company accounts for income tax under SFAS 109 *"Accounting for Income Taxes"*. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S. federal and state income tax rate to earnings before income taxes. The Company has a net operating loss carry-forward of approximately $133,000 available to offset taxable income in future years which expire through fiscal 2027. Pursuant to SFAS 109, the potential benefit of the net operating loss carry-forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2008 $	2007 $
Income tax benefit computed at the statutory rate	(10,220)	(18,560)
Permanent differences	2,800	2,800
Change in valuation allowance	7,420	15,760
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant component of deferred income tax assets and liabilities is as follows:

	2008 $	2007 $
Deferred income tax assets		
Net operating loss carried forward	46,480	39,060
Valuation allowance	(46,480)	(39,060)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgement about the realizability of deferred income tax asset, the impact of the change on the valuation allowance is generally reflected in current income.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A(T)

CONTROLS AND PROCEDURES

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-KSB for the year ended September 30, 2008, an evaluation was carried out by the Company’s President and Treasurer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management did not conduct an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2008 based on the criteria  and framework of the Committee of Sponsoring Organizations of the Treadway Commission. Management was unable to complete the required assessment of internal controls over financial reporting largely due to the change in the Company’s President in September 2008. The Company plans to complete its assessment of internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

OTHER INFORMATION

There is no other information that is reportable under this heading.

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Officers

As of the date of this Annual Report the following is our current director and senior officer:

Name	Age	Position with the Company
Andrew Hamilton	40	Director, President, Secretary and Treasurer

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

Andrew Hamilton has been a director since June 16, 2005 and our President, Secretary and Treasurer since September 13, 2008.  Mr. Hamilton has a Bachelor of Science – Agriculture (Soil Science Specialization) degree obtained from the University of Alberta (Edmonton) in 1993 and a Master of Business Administration degree obtained from the University of Calgary, Alberta in 2004.  He is currently the Senior Manager, Health, Safety, Environment and Social Responsibility, Technical & Operating Solutions for Nexen Canada Ltd. (Nexen Inc), in Calgary, Alberta.  He has 15 years of experience in the oil and gas industry, in environmental operations, focusing on abandonment and reclamation, and site remediation.  Since joining us, Andrew Hamilton has devoted 2 to 4 hours per week dealing with our affairs.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Audit Committee and Charter

We do not currently have an audit Committee.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal report of code violations, and to provide accountability for adherence to the code.

Disclosure Committee and Charter

Due to our small size we do not have a disclosure committee and disclosure committee charter.

Item 10.

EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our President and Secretary-Treasurer (the Named Executive Officer) for the periods indicated:

.Summary Compensation Table

Name and Principal Position	Fiscal Year Ended September 30	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Com- pensa- tion ($)	Awards		Payouts
					Securities Under Options/ SARs Granted[1] (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)
Andrew Hamilton(1) President, Secretary and Treasurer	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Geoffrey Hamilton(2) President, Secretary and Treasurer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

From September 13 to September 30, 2008

(2)

From October 1, 2007 to September 12, 2008 (resignation date)

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

Our president provides management services and office premises to the company valued at $500 per quarter and $500 per month, respectively.  These services include telephone answering, secretarial and mail services on a month to month basis with no formal written agreement.  During the year ended September 30, 2008, donated services of $2,000 (2007 - $2,000) and donated rent of $6,000 were charged to operations.

Prior to January 1, 2006, our former president donated office premises to us at $500 per quarter.  We entered into a month to month operating lease with a related company commencing January 1, 2006 at $500 per month, which ended on June 30, 2006.  On July 1, 2006, we resumed donated office premises at $500 per month.

As at September 30, 2008 we owe $13,280 (2007 - $8,280) to our former president for expenses paid on our behalf.  This amount is unsecured, non-interest bearing and has no terms of repayment.

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

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists as of December 31, 2008, the beneficial shareholdings of persons or entities holding 5% or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group.  Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Title of Class	Name	Number of Shares Held	Percentage of Shares Held (1)
Common Stock	Geoffrey Hamilton	3,751,000	24.9%
Common Stock	Andrew Hamilton, Director and Officer	3,750,000	24.8%
Common Stock	Directors and Officers as a group (1 person)	3,750,000	24.8%

(1)

The percentage ownership is based on 15,094,000 shares outstanding as of December 31, 2008.

As of the date of this Annual Report:

(a)

no other person holds or shares the power to vote more than 5% of our voting securities;

(b)

we do not have any incentive stock options or share purchase warrants outstanding.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Geoffrey Hamilton was a director and our president, secretary and treasurer from June 16, 2005 to September 12, 2008.  He acquired 3,751,000 shares of our common stock at a price of $0.001 per share on June 27, 2005.  This represents 24.9% of our issued common stock.

Andrew Hamilton has been a director of our Company since June 16, 2005 and our president, secretary and treasurer since September 12, 2008.  He acquired 3,750,000 shares of our common stock at a price of $0.001 per share on June 28, 2005.  This represents 24.8% of our issued common stock.

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

Code of Ethics (previously filed)

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005, and for the years ended September 30, 2006, 2007 and 2008 for services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods was:

2007

-

$11,100

Manning Elliott

2008

$12,863

Manning Elliott

 (2)

Audit-Related Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005, and for the year ended September 30, 2006,2007 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007

$Nil

Manning Elliott

2008

$Nil

Manning Elliott

(3)

Tax Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005 and for the years ended September 30, 2006, 2007 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007

$Nil

Manning Elliott

2008

$Nil

Manning Elliott

(4)

All Other Fees

The aggregate fees billed for the period from February 4, 2005 (date of incorporation) to September 30, 2005, and for the years ended September 30, 2006, 2007 and 2008 for the products and services provided rendered by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2007

$Nil

Manning Elliott

2008

$Nil

Manning Elliott

(5)

See Item 8A(T) above.

(6)

the percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent year that were attributed to work performed by person other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2009.

CLIFF ROCK RESOURCES CORP.

(Registrant)

By:

   “Andrew Hamilton”

Andrew Hamilton, President (Principal

Executive Officer) and Director

Date:

January 29, 2009

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

Title

Date

   “Andrew Hamilton”_______________________

(Principal Executive Officer,

 Principal Financial Officer

Secretary and Treasurer (Principal

Accounting Officer)

January 29, 2009

Index to Exhibits

Exhibit

Number

Description

14.1

Code of Ethics (previously filed)

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

 EXHIBIT 31.1

CERTIFICATION

I, ANDREW HAMILTON, President, Secretary and Treasurer, certify that:

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

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(a) and 15d-14(a)) for the Registrant and has:

(a)  designed such disclosure controls and procedures,  or caused such disclosure controls and procedures  to be designed under the Registrant’s supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b)  evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report the Registrant’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  disclosed in this report any change in the Registrant's internal control over financial reporting that occurred  during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.   I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:  January 29, 2009

  “Andrew Hamilton”

_____________________________________

Andrew Hamilton

President, Secretary and Treasurer

EXHIBIT 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) I, Andrew Hamilton, President, Secretary and Treasurer of Cliff Rock Resources Corp. (the "Company"), hereby certify, to my knowledge, that:

The Company's Annual Report on Form 10-KSB for the year ended September 30, 2008 ("Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

   “Andrew Hamilton”

Name:   Andrew Hamilton

Title:     President, Secretary and Treasurer

Dated:  January 29, 2009

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.