Form 10-Q
period 2008-12-31
Cliff Rock Resources Corp.
filed 2009-02-17
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  333-131081

CLIFF ROCK RESOURCES CORP.

(Exact name of registrant as specified on its charter)

NEVADA	98-0459440
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

195 Dalcastle Way NW
Calgary, Alberta, Canada	T3A 2N5
(Name and address of principal executive offices)	(Zip Code)

(403) 699-5293

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ❑

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes ❑   No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  There are 15,094,000 shares issued and outstanding as of February 16, 2009

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)

December 31, 2008

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31, 2008 $ (unaudited)	September 30, 2008 $
ASSETS		
Current Assets		
Cash	695	818
Total Assets	695	818
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Accounts payable	6,321	6,178
Accrued liabilities (Note 4)	35,993	35,945
Due to related parties (Note 5)	34,721	37,099
Total Liabilities	77,035	79,222
Commitments and Contingencies (Notes 1 and 3)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 15,094,000 shares issued and outstanding	15,094	15,094
Additional Paid-in Capital	39,306	39,306
Donated Capital (Note 5)	24,000	22,000
Deficit Accumulated During the Exploration Stage	(154,740)	(154,804)
Total Stockholders' Deficit	(76,340)	(78,404)
Total Liabilities and Stockholders' Deficit	695	818

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from February 4, 2005 (Date of Inception) to December 31, 2008 $	For the Three months Ended December 31, 2008 $	For the Three months Ended December 31, 2007 $
Revenue	–	–	–
Expenses			
Donated services and expenses (Note 5)	24,000	2,000	2,000
General and administrative	124,853	6,283	9,601
Foreign exchange (gain) loss	(4,889)	(8,347)	702
Mineral property costs	10,776	–	–
Total Expenses	154,740	(64)	12,303
Net (Loss) Income	(154,740)	64	(12,303)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		15,094,000	15,094,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three months Ended December 31, 2008 $	For the Three months Ended December 31, 2007 $
Operating Activities		
Net income (loss) for the period	64	(12,303)
Adjustment to reconcile net loss to cash used in operating activities:		
Donated services and expenses	2,000	2,000
Changes in operating assets and liabilities:		
Accounts payable and accrued liabilities	191	7,990
Due to related party	(2,378)	(372)
Net Cash Used in Operating Activities	(123)	(2,685)
Decrease In Cash	(123)	(2,685)
Cash – Beginning of Period	818	4,131
Cash – End of Period	695	1,446
Supplemental Disclosures		
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital deficit of $76,340 and has accumulated losses of $154,740 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

b) Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at December 31, 2008 and September 30, 2008, and the results of its operations and cash flows for the three months ended December 31, 2008 and 2007. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2008, there are no dilutive potential common shares.

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
December 31, 2008
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

m) Recently Issued Accounting Pronouncements

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

m) Recently Issued Accounting Pronouncements (continued)

3. Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty ("NSR") and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at December 31, 2008, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property. In April 2008, the Company staked land surrounding the property totalling 494 hectacres. The mineral property claim to this adjacent property is being held by a shareholder of the Company pursuant to a trust agreement with the Company.

4. Accrued Liabilities

Accrued liabilities of $35,993 (September 30, 2008 - $35,945) consists of professional fees.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
(Expressed in US dollars)
(unaudited)

5. Related Party Transactions

c) As at December 31, 2008, the Company owes $13,280 (September 30, 2008 - $13,280) to the former President of the Company which includes advance of $5,000 (September 30, 2008 - $5,000) and $8,280 (September 30, 2008 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

F-8

3

Item 2

Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition.  We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.  We must raise cash in order to implement our plan and stay in business.

Our plan of operations is to conduct mineral exploration activities on our IQUE Claim in order to assess whether it possesses commercially exploitable reserves of copper, gold or other metals.  We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the IQUE Claim.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the IQUE Claim.

At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete.  Snow conditions precluded the immediate commencement of Phase II of the recommended program.  As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006.  However, the 2006/2007 exploration seasons in British Columbia were unusually busy, and then severe weather conditions set in.  The 2008/2009 snow conditions in British Columbia were and remain such that exploration until the summer of 2009 is unlikely.  As a result, the Phase II exploration program has not yet commenced.  We paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007.  On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date to April 2, 2008.  On August 7, 2008 we further restaked the IQUE Claim at a cost of Cdn$197.60, which resulted in extending the good standing date to August 7, 2009.  Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our director has agreed to cover any short-fall in costs.  Our geologist now expects to complete Phase II of the exploration program during the summer of 2009.

The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,410	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	470	500
3. Contingency	470	500
Total:	2,350	2,500

When Phase II of the recommended program has been completed, we will review the report on Phases I and II and the engineer’s conclusions and recommendations for a Phase III program, if warranted.  Our engineer is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the IQUE Claim and to select drill targets which would be Phase III.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,349	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	940	1,000
3. Reporting and supervision	940	1,000
3. Contingency	470	500
Total:	4,699	5,000

The total budget for Phases I (completed), II and III is estimated at $9,168 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2008 we have incurred a total of $10,776 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Three Months Ended December 31, 2008

We did not earn any revenues during the three months ended March 31, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,064 for the three months ended December 31, 2008 which consisted of general and administrative expenses of $64 and donated services and expenses of $2,000.

We incurred a loss in the amount of $64 for the three months ended December 31, 2008.

Our president provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the three month period ended December 31, 2008, donated services of $500 (2007 – $500) and donated rent of $1,500 (2007 - $1,500) were charged to operations.

As at December 31, 2008:

(a)

we owed $348 (September 30, 2008 - $400) to a private company controlled by a director for payment of professional fees on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $13,280 (September 30, 2008 - $13,280) to our former president which includes an advance of $5,000 (September 30, 2008 - $5,000) and $8,280 (September 30, 2008 - $8,280) of expenses paid on our behalf.  The advance of $5,000 is unsecured, non-interest bearing and has no terms of repayment; and

(c)

we owed $21,093 (September 30, 2008 - $23,419) to a shareholder of the Company for advances made to us.  The amount owing is unsecured and non-interest bearing.  Of the $31,093, $8,000 is repayable on demand and the remaining $13,093 has no terms of repayment.

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

As at December 31, 2008 we had cash of $695 and a working capital deficit of $76,340.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 4.

Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the three months ended December 31, 2008, an evaluation was carried out by the Company’s President and Treasurer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1 to 5.

Not applicable.

Item 6.

Exhibits

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2009.

CLIFF ROCK RESOURCES CORP.

By//s// “Andrew Hamilton” //s//

       Andrew Hamilton

       President (Principal Executive Officer) Secretary

       and Treasurer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATION

I, ANDREW HAMILTON, President, Secretary and Treasurer, certify that:

1.   I have reviewed this Report on Form 10-Q of Cliff Rock Resources Corp. (the "Registrant");

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

Date:  February 16, 2009

  “Andrew Hamilton”

_____________________________________

Andrew Hamilton

President, Secretary and Treasurer

2

EXHIBIT 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) I, Andrew Hamilton, President, Secretary and Treasurer of Cliff Rock Resources Corp. (the "Company"), hereby certify, to my knowledge, that:

The Company's Quarterly Report on Form 10-Q for the three month period ended December 31, 2008 ("Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

   “Andrew Hamilton”

Name:   Andrew Hamilton

Title:     President, Secretary and Treasurer

Dated:  February 16, 2009

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

2