Form 10-Q
period 2009-03-31
Cliff Rock Resources Corp.
filed 2009-05-14
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check is a smaller reporting company)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  There are 45,282,000 shares issued and outstanding as of May 14, 2009.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Cliff Rock Resources Corp.

(An Exploration Stage Company)

March 31, 2009

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31,	September 30,
	2009	2008
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	452	818

Total Assets	452	818
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	10,539	6,178
Accrued liabilities (Note 4)	34,698	35,945
Due to related parties (Note 5)	38,436	37,098

Total Liabilities	83,673	79,222

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Deficit

Common Stock, 300,000,000 shares authorized, $0.001 par value 45,282,000 shares issued and outstanding	45,282	45,282

Additional Paid-in Capital	9,118	9,118

Donated Capital (Note 5)	26,000	22,000

Deficit Accumulated During the Exploration Stage	(163,621)	(154,804)

Total Stockholders’ Deficit	(83,221)	(78,404)

Total Liabilities and Stockholders’ Deficit	452	818

(The accompanying notes are an integral part of the financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 4, 2005	Three months	Three months	Six months	Six months
	(Date of Inception) to	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated services and expenses (Note 5)	26,000	2,000	2,000	4,000	4,000
General and administrative	132,927	8,074	10,459	14,357	14,489
Foreign exchange (gain) loss	(6,082)	(1,193)		(9,540)
Mineral property costs	10,776	–	166	–	166

Total Expenses	163,621	8,881	12,625	8,817	18,655

Net Loss	(163,621)	(8,881)	(12,625)	(8,817)	(18,655)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		45,282,000	45,282,000	45,282,000	45,282,000

(The accompanying notes are an integral part of the financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six months Ended	For the Six months Ended
	March 31,	March 31,
	2009	2008
	$	$

Operating Activities

Net loss for the period	(8,817)	(18,655)

Adjustment to reconcile net loss to cash used
in operating activities:
Donated services and expenses	4,000	4,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,114	12,265
Due to related party	1,337	(866)

Net Cash Used in Operating Activities	(366) 356	(3,256)

Decrease In Cash	(366)	(3,256)

Cash – Beginning of Period	818	4,131

Cash – End of Period	452	875

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company has a working capital deficit of $83,221 and has accumulated losses of $163,621 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)

  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2009 and September 30, 2008, and the results of its operations and cash flows for the six months ended March 31, 2009 and 2008. The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2009, there are no dilutive potential common shares.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)

Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

2.

Summary of Significant Accounting Policies (continued)

i)

Financial Instruments and Fair Value Measures

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

2.

Summary of Significant Accounting Policies (continued)

m)

Recently Issued Accounting Pronouncements

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

1.

Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty (“NSR”) and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at March 31, 2009, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property.

2.

Accrued Liabilities

Accrued liabilities of $34,698 (September 30, 2008 - $35,945) consists of professional fees.

3.

Related Party Transactions

a)

A director provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively. During the six months ended March 31, 2009, donated services of $1,000 (2008 - $1,000) and donated rent of $3,000 (2008 - $3,000) were charged to operations.

b)

As at March 31, 2009, the Company owes $342 (September 30, 2008 - $400) to a private company controlled by a director for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

c)

As at March 31, 2009, the Company owes $13,280 (September 30, 2008 - $13,280) to the former President of the Company which includes advance of $5,000 (September 30, 2008 - $5,000) and $8,280 (September 30, 2008 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

d)

As at March 31, 2009, the Company owes $24,815 (September 30, 2008 - $23,418) to a shareholder of the Company for advances made to the Company. The amount owing is unsecured and non-interest bearing. A total of $8,000 is repayable on demand and the remaining $16,815 has no terms of repayment.

1.

Subsequent Event

On April 10, 2009, the Company effected a 3 to 1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding shares increased from 15,094,000 shares of common stock to 45,282,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

The total budget for Phases I (completed), II and III is estimated at $9,168 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of March 31, 2009 we have incurred a total of $10,776 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Six Months Ended March 31, 2009

We did not earn any revenues during the six months ended March 31, 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $8,817 for the six months ended March 31, 2009 which consisted of general and administrative expenses of $14,357 and donated services and expenses of $4,000.  We had a foreign exchange gain of $9,540 during this period.

We incurred a loss in the amount of $8,817 for the six months ended March 31, 2009.

Our president provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively.  During the six month period ended March 31, 2009, donated services of $1,000 (2008 – $1,000) and donated rent of $3,000 (2008 - $3,000) were charged to operations.

As at March 31, 2009

(a)

we owed $342 (September 30, 2008 - $400) to a private company controlled by a director for payment of professional fees on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $13,280 (September 30, 2008 - $13,280) to our former president which includes an advance of $5,000 (September 30, 2008 - $5,000) and $8,280 (September 30, 2008 - $8,280) of expenses paid on our behalf.  The advance of $5,000 is unsecured, non-interest bearing and has no terms of repayment.  The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment; and

(c)

we owed $24,815 (September 30, 2008 - $23,419) to a shareholder of the Company for advances made to us.  The amount owing is unsecured and non-interest bearing.  A total of $8,000 is repayable on demand and the remaining $16,815 has no terms of repayment.

On April 30, 2009, we completed a forward stock split of our common stock on a ratio of three shares for every one share issued and outstanding on the record date.  The record date of the forward stock split was April 21, 2009, the payment date of the forward split was on April 29, 2009, and the ex-dividend date of the forward split was April 30, 2009.

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

As at March 31, 2009 we had cash of $452 and a working capital deficit of $83,221.

We have not declared or paid any cash dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

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

Item 4.

Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the six months ended March 31, 2009, an evaluation was carried out by the Company’s President and Treasurer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

31.1

Certification under Rule 13a-14(a) of the President, Secretary and Treasurer

32.1

Certification under Section 1350 of the President, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2009.

CLIFF ROCK RESOURCES CORP.

By//s// “Andrew Hamilton” //s//

       Andrew Hamilton

       President (Principal Executive Officer) Secretary

and Treasurer (Principal Financial and Accounting Officer)

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

Date:  May 14, 2009

  “Andrew Hamilton”

Andrew Hamilton

President (Principal Executive Officer), Secretary and Treasurer (Principal Financial and Accounting Officer)

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

   “Andrew Hamilton”

Name:   Andrew Hamilton

Title:  President (Principal Executive Officer), Secretary and Treasurer (Principal Financial and Accounting Officer)

Dated:  May 14, 2009

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.