Form 10-Q
period 2009-06-30
Cliff Rock Resources Corp.
filed 2009-08-14
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes   ☐       No   ☐ Not Applicable

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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.            Yes ? No ?

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: There are 45,282,000 shares issued and outstanding as of August 14, 2009.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30,	September 30,
	2009	2008
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	9	818

Total Assets	9	818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	20,203	6,178
Accrued liabilities (Note 4)	39,593	35,946
Due to related parties (Note 5)	39,386	37,098

Total Liabilities	99,182	79,222

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Deficit

Common Stock, 300,000,000 shares authorized, $0.001 par value 45,282,000 shares issued and outstanding (Note 6)	45,282	45,282

Additional Paid-in Capital	9,118	9,118

Donated Capital (Note 5)	28,000	22,000

Deficit Accumulated During the Exploration Stage	(181,573)	(154,804)

Total Stockholders’ Deficit	(99,173)	(78,404)

Total Liabilities and Stockholders’ Deficit	9	818

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 4, 2005	Three months	Three months	Nine months	Nine months
	(Date of Inception) to	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated services and expenses (Note 5)	28,000	2,000	2,000	6,000	6,000
General and administrative	144,779	11,852	12,651	26,209	27,140
Foreign exchange (gain) loss	(1,982)	4,100	–	(5,440)	–
Mineral property costs	10,776	–	433	–	599

Total Expenses	181,573	17,952	15,084	26,769	33,739

Net Loss	(181,573)	(17,952)	(15,084)	(26,769)	(33,739)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		45,282,000	45,282,000	45,282,000	45,282,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine months Ended	For the Nine months Ended
	June 30,	June 30,
	2009	2008
	$	$

Operating Activities

Net loss for the period	(26,769)	(33,739)

Adjustment to reconcile net loss to cash used
in operating activities:
Donated services and expenses	6,000	6,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,673	12,108
Due to related party	2,287	(677)

Net Cash Used in Operating Activities	(809)	(16,308)

Financing Activities

Advances from related parties	–	13,000

Net Cash Provided by Financing Activities	–	13,000

Decrease In Cash	(809)	(3,308)

Cash – Beginning of Period	818	4,131

Cash – End of Period	9	823

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2009

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company has a working capital deficit of $99,173 and has accumulated losses of $181,573 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2009 and September 30, 2008, and the results of its operations and cash flows for the nine months ended June 30, 2009 and 2008. The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2009

(Expressed in US dollars)

(unaudited)

2.      Summary of Significant Accounting Policies (continued)

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2009, there are no dilutive potential common shares.

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

June 30, 2009

(Expressed in US dollars)

(unaudited)

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

June 30, 2009

(Expressed in US dollars)

(unaudited)

2.      Summary of Significant Accounting Policies (continued)

m)	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165),“Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

June 30, 2009

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty (“NSR”) and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at June 30, 2009, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property.

4.	Accrued Liabilities

Accrued liabilities of $39,593 (September 30, 2008 - $35,946) consists of professional fees.

5.	Related Party Transactions
a)

A director provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively. During the nine months ended June 30, 2009, donated services of $1,500 (2008 - $1,500) and donated rent of $4,500 (2008 - $4,500) were charged to operations.

b)

As at June 30, 2009, the Company owes $50 (September 30, 2008 - $400) to a private company controlled by a director for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

c)

As at June 30, 2009, the Company owes $13,280 (September 30, 2008 - $13,280) to the former President of the Company which includes advance of $5,000 (September 30, 2008 - $5,000) and $8,280 (September 30, 2008 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

d)

As at June 30, 2009, the Company owes $26,056 (September 30, 2008 - $23,418) to a shareholder of the Company for advances made to the Company. The amount owing is unsecured and non-interest bearing. Of the $26,056, $8,000 is repayable on demand and the remaining $18,056 has no terms of repayment.

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2009

(Expressed in US dollars)

(unaudited)

6.	Common Stock

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

7.	Subsequent Events

In accordance with SFAS 165, we have evaluated subsequent events through August 14, 2009, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete. Snow conditions precluded the immediate commencement of Phase II of the recommended program. As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006. However, the 2006/2007 exploration seasons in British Columbia were unusually busy, and then severe weather conditions set in. As a result, the Phase II exploration program has not yet commenced. We paid cash of Cdn$332.47 in lieu of work on the property to keep the claim in good standing until May 31, 2007. On April 2, 2007 we restaked the IQUE Claim at a cost of Cdn$197.61, which resulted in extending the good standing date to April 2, 2008. On August 7, 2008 we further restaked the IQUE Claim at a cost of Cdn$197.60, which resulted in extending the good standing date to August 7, 2009, and on August 6, 2009 we paid Cdn$292.34 in lieu of work performed on the property to extend the expiry date to September 30, 2009. Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our director has agreed to cover any short-fall in costs. The 2008/2009 snow conditions in British Columbia were and remain such that our geologist now expects that Phase II will not be completed before the Spring of 2010.

The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,398	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	467	500
3. Contingency	467	500
Total:	2,332	2,500

When Phase II of the recommended program has been completed, we will review the report on Phases I and II and the engineer’s conclusions and recommendations for a Phase III program, if warranted. Our engineer is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the IQUE Claim and to select drill targets which would be Phase III.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,332	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	933	1,000
3. Reporting and supervision	933	1,000
3. Contingency	466	500
Total:	4,664	5,000

The total budget for Phases I (completed), II and III is estimated at $9,115 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of June 30, 2009 we have incurred a total of $10,776 in acquisition and exploration costs for the IQUE Claim.

Results of Operations – Nine and Three Months Ended June 30, 2009

We did not earn any revenues during the nine or three month periods ended June 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $26,769 for the nine months ended June 30, 2009, compared to $33,739 during the same period ended June 30, 2008. Operating expenses consisted of general and administrative expenses of $26,209 ($27,140 – 2008) and donated services and expenses of $6,000 ($6,000 – 2008). We had a foreign exchange gain of $5,440 during the nine months ended June 30, 2009.

We incurred operating expenses in the amount of $17,952 for the three months ended June 30, 2009, compared to $15,084 during the same period in 2008. Operating expenses during the three months ended June 30, 2009 consisted of general and administrative expenses of $11,852 ($12,651 – 2008) and donated services and expenses of $2,000 ($2,000 – 2008). We had a foreign exchange loss of $4,100 during the three months ended June 30, 2009. We incurred $433 in mineral property costs during the three month period ended June 30, 2008.

We incurred a loss in the amount of $26,769 for the nine months ended June 30, 2009, compared to a net loss of $33,739 during the same period in 2008.

We incurred a loss in the amount of $17,952 for the three months ended June 30, 2009, compared to a net loss of $15,084 during the same period in 2008.

Our president provides management services and office premises to the Company valued at $500 per quarter and $500 per month, respectively. During the nine month period ended June 30, 2009, donated services of $1,500 (2008 – $1,500) and donated rent of $4,500 (2008 - $4,500) were charged to operations.

As at June 30, 2009

(a)	we owed $50 to a private company controlled by a director for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $13,280 to our former president which includes an advance of $5,000 and $8,280 of expenses paid on our behalf. The advance of $5,000 is unsecured, non-interest bearing and has no terms of repayment. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment; and

(c)

we owed $26,056 to a shareholder of the Company for advances made to us. The amount owing is unsecured and non-interest bearing. A total of $8,000 is repayable on demand and the remaining $18,056 has no terms of repayment.

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

As at June 30, 2009 we had cash of $9 and a working capital deficit of $99,173.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Item 4T.	Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the nine months ended June 30, 2009, an evaluation was carried out by the Company’s President and Treasurer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2009.

CLIFF ROCK RESOURCES CORP.

By s//     “Andrew Hamilton”

Andrew Hamilton
President (Principal Executive Officer) Secretary
and Treasurer (Principal Accounting Officer)