Form 10-K
period 2009-09-20
Cliff Rock Resources Corp.
filed 2009-12-31
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________   to _____________

Commission file number: 333-131081

CLIFF ROCK RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0459440
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2436 – 27th Street SW
Calgary, Alberta, Canada	T3E 2G3
(Address of principal executive offices)	(Zip Code)

(403) 389-3488

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$905,640 as of March 31, 2009, based on a last sale price on the OTCBB of $0.06.

The number of shares of the Registrant’s Common Stock outstanding as of December 16, 2009 was 45,282,000.

TABLE OF CONTENTS

Page

PART I	2

ITEM 1	BUSINESS	2

ITEM 1A.	RISK FACTORS	3

ITEM 1B	UNRESOLVED STAFF COMMENTS	7

ITEM 2	DESCRIPTION OF PROPERTY	7

ITEM 3	LEGAL PROCEEDINGS	10

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II	10

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10

ITEM 6.	SELECTED FINANCIAL DATA	11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 9A(T).	CONTROLS AND PROCEDURES	15

ITEM 9B.	OTHER INFORMATION	16

PART III	16

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS	16

ITEM 11.	EXECUTIVE COMPENSATION	18

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	19

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

PART IV	21

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21

SIGNATURES	23

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;
•	our inability to continue as a going concern;
•	the unique difficulties and uncertainties inherent in the mineral exploration business;
•	the inherent dangers involved in mineral exploration;
•	our President’s and Secretary/Treasurer’s inability or unwillingness to devote a sufficient amount of time to our business operations;
•	governmental regulations and processing licenses in British Columbia, Canada;
•	uncertainty as to the termination and renewal of our British Columbia mining claim;
•	our exploration program;
•	cmpetition within the mineral exploration industry in British Columbia;
•	native land, reclamation and environmental remediation requirements in British Columbia; and
•	our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors”, “Description of the Business” and “Management’s Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.	BUSINESS

As used in this annual report, unless otherwise indicated, the terms “we,” “us,” “our,” “Cliff Rock” and the “Company” all refer to Cliff Rock Resources Corp. All dollar amounts in this annual report are expressed in US dollars unless otherwise indicated.

Business Development

We were incorporated on February 4, 2005 under the laws of the state of Nevada. Our principal offices are located at 2436 – 27th Street SW, Calgary, Alberta, Canada. Our phone number is (403) 389-3488.

We were incorporated with the intention of acquiring mineral exploration projects.

Business of Issuer

We are an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. Our principal business is the acquisition and exploration of mineral resources.

Our plan of operations is to conduct mineral exploration activities on our IQUE Claim (sometimes referred to herein as the “Property”) in order to assess whether it possesses commercially exploitable reserves of copper, gold or other metals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the IQUE Claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the IQUE Claim. At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate through the issuance of additional equity shares.

Business Strategy

On February 4, 2005 we acquired a 100% interest in one (1) unpatented mineral claim, representing 20 Units, known as the IQUE Claim, located on Vancouver Island, British Columbia (“BC”), Canada from Laurence Stephenson (“Stephenson”), of White Rock, BC, for $7,500, which sum consisted of assessment costs of $3,600, filing fees of $700, geological report costs of $2,200, and the Property purchase payment of $1,000. In accordance with the Purchase Agreement for the IQUE Claim, Stephenson provided a geological report on the IQUE Claim. Stephenson agreed to provide us with geological consulting services for the IQUE Claim and to maintain the claim in good standing until January 12, 2007. Since that date, we have restaked the IQUE Claim or made cash payments in lieu of work done on the Property at a total cost of $1,597. The expiry date of the IQUE Claim is January 31, 2010.

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

In British Columbia, all mining claims are valid for one year. To maintain the IQUE Claim, we are required to file evidence that exploration work has been carried out on the claim with the Province of British Columbia during the current year or pay cash in lieu of work of Cdn$100 per claim unit. If exploration work is not done on the claim or cash is not paid in lieu thereof in any year, the claim will lapse and title will revert to the Province of British Columbia.

There are no known environmental concerns or parks designated for any area contained within the IQUE Claim, and logging operations have been very active in the recent past. There are no encumbrances on the IQUE Claim. If advanced exploration proceeds, however, there may be bonding requirements for reclamation.

Employees

At this time, we have no employees other than our president, secretary and treasurer. We conduct our business largely through agreements with consultants and other independent third party vendors and have current verbal agreements in place with:

(a)

our consulting geologist, to review all of the results from exploratory work performed on the Property and make recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services;

(b)	our outside auditors to perform requested accounting functions at their normal and customary rates; and

(c)	our director to provide us with office space, telephone answering and secretarial services. See “Related Party Transactions” for details.

At this time, we do not have pension, health, annuity, insurance, profit sharing or similar benefit plans. There are no personal benefits available to any employee.

ITEM 1A	RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to the Company

If we do not obtain additional financing, our business will fail.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate through the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at September 30, 2009 we had cash of $9 and a working capital deficit of $115,148.

We have not declared or paid any cash dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

We may be unable to continue as a going concern.

As discussed in Note 1 to our financial statements contained elsewhere in this annual report, we have not generated any revenue or profitable operations since inception and will need to obtain equity financing and profitable operations to continue as a going concern. Also, we have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. We are in the process of seeking sufficient financing to implement our business strategy. Because we will need additional financing to fund our extensive exploration activities there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $199,548 for the period from February 4, 2005 (date of inception) to September 30, 2009. We estimate that we will be required to raise at least $100,000 during the fiscal year ending September 30, 2010 to satisfy our planned technical review and exploration activities for the IQUE Claim and general working capital requirements for general administrative and other expenses. However, we do not have any commitments to fund these costs. Therefore, we have to raise an additional $100,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through September 30, 2010. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of the IQUE Claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Throughout 2009, the U.S. credit markets have continued to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities that occurred throughout 2008 and into 2009. These conditions have continued to create a loss of confidence in the broader U.S. and global credit and financial markets and there remains a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions continue to affect the broader credit markets and stock markets. While there has been some improvement in recent months, we expect these conditions to persist into the near future.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Because our President, Secretary and Treasurer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Dr. Michael Raymont, our President, Secretary and Treasurer, currently devotes five to ten hours per week to our business affairs. If the demands of our business require it, Dr. Raymont is prepared to adjust his timetable to devote more time to our business. However, he may be unable to devote more time to our affairs when needed. It is possible that the demands of his other interests will increase, with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on his time may lead to a divergence between his interest and the interests of the Company.

Risks Relating to Our Common Stock

Our common stock has a limited trading history and has experienced price volatility.

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a “thinly-traded” stock. Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to the Company or our industry:

•	the breadth of our stockholder base and extent to which securities professionals follow our common stock;
•	investor perception of the Company and the mining industry, including industry trends;
•	domestic and international economic and capital market conditions, including fluctuations in commodity prices;
•	responses to quarter-to-quarter variations in our results of operations;
•	announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
•	additions or departures of key personnel;
•	sales or purchases of our common stock by large stockholders or our insiders;
•	accounting pronouncements or changes in accounting rules that affect our financial reporting; and
•	changes in legal and regulatory compliance unrelated to our performance.

In addition, the stock market in general and the market for mineral exploration companies in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance.

We anticipate that we will raise additional capital through equity financing, which may cause substantial dilution to our existing shareholders.

We may require additional equity capital to be raised through equity financing in the future. We may issue securities on less than favorable terms to raise sufficient capital to fund our business plan. Any transaction involving the issuance of equity securities or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of our common shares.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop new properties and continue our exploration and development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Corporate Headquarters, Calgary, Alberta

Our corporate headquarters are located at 2436 27th Street SW, Calgary, Alberta, Canada T3E 2G3. These premises are adequate for our existing operations.

Real Estate Investments

We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

IQUE Claim

On February 4, 2005 we acquired a 100% interest in one (1) unpatented mineral claim, representing 20 Units, known as the IQUE Claim, located on Vancouver Island, British Columbia, Canada from Laurence Stephenson of White Rock, BC. The expiry date of the IQUE Claim is January 31, 2010.

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

In order to prepare the Report, Timmins reviewed old mine data and geological reports were compiled and geologists and mine personnel, who were present during the active mining operations in the region were interviewed. This review included the following: (i) Minefile Capsule Geology and Bibliography; (ii) Ministry of Energy, Mines and Petroleum Resources, British Columbia, Open File Report; (iii) personal communication with T. Schroder, District Geologist, of the Ministry of Energy, Mines and Petroleum Resources, British Columbia; and (iv) Department of Energy, Mines and Resources, Geological Survey of Canada: Open File – Tectonic Assemblage Map of Vancouver; Open File – Guide to the Geology and Tectonic Evolution of the Southern Coast Mountains, 1994; Preliminary Map – Terranes of the Southern Coast and Intermontane Belts, British Columbia 1994, Journeay J.M. and Monger, J.W.H. Aeromagnetic Maps of Harrison Lake; RGS 1994 – Vancouver Regional Geochemical Survey. In addition, Vancouver Island Massive Sulphide Project regional showings were reviewed.

Access, Climate, Local Resources, Infrastructure, and Physiography

Access to the IQUE Claim is provided off the main Port Alice to Mahatta logging road and via the logging roads and access trails off the main Johnston Creek Road. The property is accessible 8 kilometres up the Klootchclimmis Creek logging road from the Buchholz Channel on Quatsino Sound. See Figures 1 and 2 below.

Figure 1

IQUE CLAIM

British
Columbia
VANCOUVER
Hope
PROPERTY
LOCATION

PROFESSIONAL W. G. TIMMINS ENGINEER

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

History

The Port Hardy mine was discovered in the late 1960s and brought into production in 1971. Until 1994 mining operations had produced over 345 million tonnes of ore from which copper, molybdenum, gold and silver were recovered. Average grades for the ore were in the US$12/tonne range.

In the early 1970s, Skaist Mines Ltd. completed exploration on a showing 4.5 kilometres to the northwest and two other showings are reported within 3.5 kilometres to the northwest and north of the Property.

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

Timmins’ Conclusions

The Iron Queen zone of the Bonanza volcanic belt provides a very attractive exploration prospect for copper and gold mineralization. The belt has not been subject to exploration despite being south of one of British Columbia’s most profitable copper/molybdenum mines. The geology is favourable for two to three types of volcanic belt related mineralized zones and has anomalous stream and glacial till samples from the area. The presence of a known showing of iron related to an intrusion that could contain gold that has not been tested by modern exploration is encouraging.

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

Phase I of the recommended work program was carried out in January 2006, which involved a geological review to develop a detailed geological base model for the IQUE Claim, at a cost of $2,119 (Cdn$2,500) to complete. Snow conditions precluded the immediate commencement of Phase II of the recommended program. As it is not possible to predict winter weather conditions in the area of the IQUE Claim, we made a decision to delay the commencement of Phase II until June 2006. However, the 2006/2007 exploration seasons in British Columbia were unusually busy, and then severe weather conditions set in. Weather conditions at the claim site and a lack of funds have precluded us from commencing the proposed Phase II of the recommended program on the Property. Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our director has agreed to cover any short-fall in costs at that time. The snow conditions in British Columbia were and remain such that our geologist now expects that Phase II will not be completed before the spring or early summer of 2010.

The details of Phases II and III of the program are set out below:

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,418	1,500
2. Assays 25 @ $17 (Cdn$20) per assay	473	500
3. Contingency	473	500
Total:	2,364	2,500

When Phase II of the recommended program has been completed, we will review the report on Phases I and II and the engineer’s conclusions and recommendations for a Phase III program, if warranted. Our engineer is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the IQUE Claim and to select drill targets which would be Phase III.

Budget – Phase III

If warranted, the proposed budget for the Phase III program is as follows:

	US$	Cdn$
1. Follow-up trenching and geological mapping, sampling	2,364	2,500
2. Assays 50 @ $17 (Cdn$20) per assay	946	1,000
3. Reporting and supervision	946	1,000
3. Contingency	472	500
Total:	4,728	5,000

The total budget for Phases I (completed), II and III is estimated at $9,457 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of September 30, 2009 we had incurred a total of $11,234 in acquisition and exploration costs for the IQUE Claim.

Capital Expenditures

As of September 30, 2009, the Company is in the exploration phase of its planned operations for the IQUE Claim. Consequently, we do not anticipate making any capital expenditures for the fiscal year ending September 30, 2010. The only expenses we anticipate accruing prior to September 30, 2010 those relating to operations, exploration, and technical review.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange.”

Our common stock began trading on the OTCBB on April 9, 2008 under the stock symbol “CLFR”. Accordingly, there is only a very limited trading history for our common stock. Prior to the shares of our common stock being quoted on OTCBB, the sales price to the public was fixed at $0.15 per share. In addition, the market for shares in our common stock is limited because only half of our outstanding shares are available for trading in the public market.

The high and low bid quotations of our common stock on the OTCBB as reported by FINRA at the end of each of the quarters ended September 30, June 30 and March 31, 2009 and December 31, 2008 were $0.06. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

Our common shares are issued in registered form. Colonial Stock Transfer Company, of 66 Exchange Place, Salt Lake City, Utah 84111 (801) 355-5740 (Phone), (801) 355-6506 (Fax), is the transfer agent for our common shares.

On April 30, 2009 we completed a forward stock split of our common stock on a ratio of three shares for every one share issued and outstanding on the record date. The record date of the forward stock split was April 21, 2009, the payment date was April 29, 2009 and the ex-dividend date was April 30, 2009.

On September 30, 2009, the shareholder list of our common shares showed 44 shareholders and 45,282,000 issued and outstanding shares.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no intention of paying any dividends on our shares of common stock in the near future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report. See “Cautionary Note Regarding Forward-Looking Statements” above.

Plan of Operation

IQUE Claim

On February 4, 2005, we purchased the IQUE Claim from Laurence Stephenson of White Rock, BC for $7,500 (which consisted of assessment costs of $3,600, filing fees of $700, geological report costs of $2,200, and the property purchase payment of $1,000).

In order to maintain the Property in good standing, we have made minimal expenditures on the claims in lieu of work on the Property and/or restaked the claim (which we did on two occasions). The IQUE Claim is currently in good standing until January 31, 2010.

We have not earned any revenues from the IQUE Claim.

We have completed a Phase I program on the property at a cost of Cdn$2,500. Weather conditions at the claim site and a lack of funds have precluded us from commencing the proposed Phase II of the recommended program on the Property. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business. At this time it is anticipated that the Phase II program recommended by Stephenson will commence in the late spring or early summer of 2010.

Limited Operating History; Need for Additional Capital

Note 1 to the Company’s audited financial statements as of September 30, 2009, included elsewhere in this Form 10-K, states that, because the Company had a working capital deficiency of $115,148 as of September 30, 2009, and had incurred accumulated losses of $199,548 for the period from February 4, 2005 (inception) to September 30, 2009, there was substantial doubt about its ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a development stage enterprise and has not generated any revenues from operations. The Company cannot guarantee it will be successful in its business operations. The Company’s business is subject to risks inherent in the establishment of a new mineral exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. To become profitable and competitive, the Company will implement its plan of operation as detailed above.

The Company will be required to raise funds to complete the technical review of the IQUE Claim, to conduct the recommended exploration program on the Property and for general working capital purposes. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of our existing share capital. We can give no assurance that future financing will be available to it on acceptable terms or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Results of Operations

We did not earn any revenues from October 1, 2008 to September 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $44,744 for the period from October 1, 2008 to September 30, 2009 compared to $29,233 for the period from October 1, 2007 to September 30, 2008. These operating expenses included: (a) donated office rent of $2,000 (2008: $2,000); (b) donated management services of $6,000 (2008: $6,000); (c) general and administration costs of $35,129 (2008: $20,444); (d) foreign exchange loss of $1,119 (2008: Nil) and mineral property costs of $496 (2008: $789).

We incurred a loss in the amount of $44,744 for the period from October 1, 2008 to September 30, 2009 compared to $29,233 for the period from October 1, 2007 to September 30, 2008. For the most part, our increased loss was attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

There is limited financial information about the Company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

As at September 30, 2009, we had cash of $9 (2008: $818), a working capital deficit of $115,148 (2008: $78,404) and an accumulated deficit of $199,548 (2008: $154,804). The increase in the working capital deficit was due to an increase in accounts payable from $6,178 as at September 30, 2008 to $15,537 as at September 30, 2009, and an increase in accrued liabilities from $35,945 to $46,945 and in monies due to related parties from $37,099 to $52,675 for the same periods.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. We anticipate that we will need $100,000 to fund our capital requirements through September 30, 2010. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $100,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through September 30, 2010. However, we do not have any commitments to fund such costs. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s working capital deficiency of $115,148 and accumulated losses of $199,548 since its inception raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to impairment of long-lived assets, donated expenses and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

Financial Instruments and Fair Value Measures

The financial instruments of the Company consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 8.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cliff Rock Resources Corp.

(An Exploration Stage Company)

September 30, 2009

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity (Deficit)	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cliff Rock Resources Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated from February 4, 2005 (Date of Inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cliff Rock Resources Corp. (An Exploration Stage Company) as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from February 4, 2005 (Date of Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 16, 2009

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	September 30,	September 30,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	9	818

Total Assets	9	818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	15,537	6,178
Accrued liabilities (Note 4)	46,945	35,945
Due to related parties (Note 5)	52,675	37,099

Total Liabilities	115,157	79,222

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Deficit

Common Stock, 300,000,000 shares authorized, $0.001 par value 45,282,000 shares issued and outstanding (Note 6)	45,282	45,282

Additional Paid-in Capital	9,118	9,118

Donated Capital (Note 5)	30,000	22,000

Deficit Accumulated During the Exploration Stage	(199,548)	(154,804)

Total Stockholders’ Deficit	(115,148)	(78,404)

Total Liabilities and Stockholders’ Deficit	9	818

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from
	February 4, 2005	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated services and expenses (Note 5)	30,000	8,000	8,000
General and administrative	157,157	35,129	20,444
Foreign exchange loss	1,119	1,119	–
Mineral property costs	11,272	496	789

Total Expenses	199,548	44,744	29,233

Net Loss	(199,548)	(44,744)	(29,233)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		45,282,000	45,282,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from February 4, 2005 (Date of Inception) to	For the Year Ended	For the Year Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(199,548)	(44,744)	(29,233)

Adjustment to reconcile net loss to cash used
in operating activities:
Donated services and expenses	30,000	8,000	8,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	62,482	20,359	5,783
Due to related party	23,592	15,576	(863)

Net Cash Used in Operating Activities	(83,474)	(809)	(16,313)

Financing Activities

Proceeds from issuance of common stock	54,400	–	–
Advances from related parties	29,083	–	13,000

Net Cash Provided by Financing Activities	83,483	–	13,000

Increase (Decrease) In Cash	9	(809)	(3,313)

Cash – Beginning of Period	–	818	4,131

Cash – End of Period	9	9	818

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From February 4, 2005 (Date of Inception) to September 30, 2009

(Expressed in US dollars)

							Deficit
							Accumulated
	Common Stock		Common Stock Subscribed		Additional		During
		Par			Paid-in	Donated	Exploration
	Shares	Value			Capital	Capital	Stage	Total
	#	$	#	$	$	$	$	$

Balance – February 4, 2005 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of stock for cash at $0.033 per share	3,000	3	–	–	97	–	–	100

Issuance of stock for cash at $0.0003 per share	22,500,000	22,500	–	–	(15,000)	–	–	7,500

Common stock subscribed at $0.0017 per share	–	–	4,500,000	1,500	6,000	–	–	7,500

Common stock subscribed at $0.033 per share	–	–	126,000	42	4,158	–	–	4,200

Donated services	–	–	–	–	–	2,000	–	2,000

Net loss for the period	–	–	–	–	–	–	(18,859)	(18,859)

Balance – September 30, 2005	22,503,000	22,503	4,626,000	1,542	(4,745)	2,000	(18,859)	2,441

Issuance of stock for cash at $0.0013 per share	22,500,000	22,500	(4,500,000)	(1,500)	9,000	–	–	30,000

Issuance of stock for cash at $0.018 per share	279,000	279	(126,000)	(42)	4,863	–	–	5,100

Donated services	–	–	–	–	–	4,000	–	4,000

Net loss for the year	–	–	–	–	–	–	(55,671)	(55,671)

Balance – September 30, 2006	45,282,000	45,282	–	–	9,118	6,000	(74,530)	(14,130)

Donated services	–	–	–	–	–	8,000	–	8,000

Net loss for the year	–	–	–	–	–	–	(51,041)	(51,041)

Balance – September 30, 2007	45,282,000	45,282	–	–	9,118	14,000	(125,571)	(57,171)

Donated services	–	–	–	–	–	8,000	–	8,000

	–	–	–	–	–	–	(29,233)	(29,233)

Balance – September 30, 2008	45,282,000	45,282	–	–	9,118	22,000	(154,804)	(78,404)

Donated services	–	–	–	–	–	8,000	–	8,000

Net loss for the year	–	–	–	–	–	–	(44,744)	(44,744)

Balance – September 30, 2009	45,282,000	45,282	–	–	9,118	30,000	(199,548)	(115,148)

On April 30, 2009, the Company effected a 3 to 1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

(The accompanying notes are an integral part of these financial statements)

1.	Exploration Stage Company

Cliff Rock Resources Corp. (the “Company”) was incorporated in the State of Nevada on February 4, 2005. The Company has acquired a mineral property in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2009, the Company has a working capital deficit of $115,148 and has accumulated losses of $199,548 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuation allowance. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2009, there are no dilutive potential common shares.

2.      Summary of Significant Accounting Policies (continued)

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date, the Company has not established any proven or probable reserves on its mineral properties.

h)	Financial Instruments and Fair Value Measures

The financial instruments of the Company consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

2.      Summary of Significant Accounting Policies (continued)

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation using the fair value method. The Company has not issued any stock options since its inception.

l)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 8.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty (“NSR”) and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at September 30, 2009, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property.

4.	Accrued Liabilities

Accrued liabilities of $46,945 (2008 - $35,945) consists of professional fees.

5.	Related Party Transactions/ Balances
a)

A director provides management services and office premises to the Company valued at $500 and $1,500 per quarter, respectively. During the year ended September 30, 2009, donated services of $2,000 (2008 - $2,000) and donated rent of $6,000 (2008 - $6,000) were charged to operations.

b)

As at September 30, 2009, the Company owes $13,280 (2008 - $13,280) to a significant shareholder of the Company which includes an advance of $5,000 (2008 - $5,000) and $8,280 (2008 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

c)

As at September 30, 2009, the Company owes $37,385 (2008 - $23,419) to a shareholder of the Company for advances made to the Company. The amounts owing are unsecured and non-interest bearing. The amount owing of $15,000 is repayable on demand and $22,385 has no terms of repayment.

d)

Legal fees of $10,947 (2008 - $3,123) were accrued as payable to a legal firm controlled by a shareholder. The amounts have been included in general and administrative fees in the statement of operations. As at September 30, 2009, accrued liabilities include $46,945 (2008 – $35,945) payable to a legal firm controlled by a shareholder.

6.	Common Stock

On April 30, 2009, the Company effected a 3 to 1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding shares increased from 15,094,000 shares of common stock to 45,282,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

7.	Income Taxes

The Company accounts for income tax under ASC 740 Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S. federal and state income tax rate to earnings before income taxes. The Company has a net operating loss carry-forward of approximately $169,500 available to offset taxable income in future years which expire through fiscal 2029. Pursuant to ASC 740, the potential benefit of the net operating loss carry-forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax benefit computed at the statutory rate	(15,645)	(10,220)

Permanent differences	2,800	2,800
Change in valuation allowance	12,845	7,420

Provision for income taxes	–	–

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

	2009 $	2008 $

Deferred income tax assets

Net operating loss carried forward	59,325	46,480

Valuation allowance	(59,325)	(46,480)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgement about the realizability of deferred income tax asset, the impact of the change on the valuation allowance is generally reflected in current income.

8.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through December 16, 2009, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-K for the year ended September 30, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the President and Treasurer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. It should be noted that a control system, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of September 30, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009 as described below.

(1)

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no independent directors and no audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

(2)

Due to the significant number and magnitude of out-of-period adjustments identified during the audit of our financial statements for the year ended September 30, 2009, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Controls were not effective to ensure that significant year end accrued liabilities were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

Management is currently evaluating remediation plans for the above control deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or (15d-15(f)) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers and Significant Employees

All directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

On September 9, 2009, we filed a Current Report on Form 8-K announcing the resignation of Andrew Hamilton as the Company’s sole director and from the offices of president, secretary and treasurer of the Company, and the appointment of another party as the Company’s sole director and to the offices of president, secretary and treasurer of the Company. Pursuant to Nevada Revised Statutes sections 78.115 and 78.130, Mr. Hamilton’s resignation did not become effective as the appointee did not accept his appointment as the Company’s sole director and to the offices of president, secretary and treasurer.

On October 26, 2009, the Company confirmed Mr. Hamilton’s resignation as the Company’s sole director and from the offices of president, secretary and treasurer of the Company, effective upon appointment and qualification of his successor, and appointed Dr. Michael Raymont to fill the vacancy on the Company’s board of directors and to serve as the Company’s president, secretary and treasurer.

As at September 30, 2009, the following person was our director and executive officer (and only significant employee) and his age as at September 30, 2009, positions held, and date first elected/appointed, are as follows:

Name	Position	Age	Date First Elected/Appointed
Andrew Hamilton	Director, President, Secretary and Treasurer	40	Director: June 16, 2006 Officer: Sept. 13, 2008

Andrew Hamilton was a director and our President, Secretary and Treasurer until October 26, 2009. Mr. Hamilton has a Bachelor of Science – Agriculture (Soil Science Specialization) degree obtained from the University of Alberta (Edmonton) in 1993 and a Master of Business Administration degree obtained from the University of Calgary, Alberta in 2004. He is currently the Senior Manager, Health, Safety, Environment and Social Responsibility, Technical & Operating Solutions for Nexen Canada Ltd. (Nexen Inc), in Calgary, Alberta. He has 15 years of experience in the oil and gas industry, in environmental operations, focusing on abandonment and reclamation, and site remediation. Until his resignation Mr. Hamilton devoted 2 to 4 hours per week dealing with our affairs.

For information regarding Dr. Michael Raymont, Mr. Hamilton’s successor as our director, President, Secretary and Treasurer, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 26, 2009.

Significant Employees

We have no significant employees besides our President, Secretary and Treasurer.

Family Relationships

There are no family relationships among our board of directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(a)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflicts of Interest

To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

Name and Nature of Affiliation	Late Reports	Reports Not Filed
Geoffrey Hamilton (10% Shareholder)	1	1
Andrew Hamilton (Director and Officer and 10% Shareholder)	1	1

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

Corporate Governance

As of the date of this Report, we have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

Audit Committee

We do not have a standing audit committee at the present time. To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors as it currently exists. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues from operations to date.

ITEM 11.	EXECUTIVE COMPENSATION

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended September 30, 2009 is as follows:

Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com-pensation ($) (g)	Nonqualified Deferred Compensa- tion Earnings ($) (h)	All Other Compensa- tion ($) (i)	Total ($)
Andrew Hamilton President, Secretary and Treasurer	September 30, 2009	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Narrative Disclosure to Summary Compensation Table

We do not pay to our director or officers any salary or ongoing consulting fees. We anticipate that compensation may be paid to an officer in the event that we decide to proceed with the exploration programs on the IQUE Claim. Please reference the executive compensation table and accompanying footnote above for all information concerning executive and director compensation.

Other Compensation Information

The Company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended September 30, 2009. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of the Company during our two most recently completed fiscal years ended September 30, 2009 and 2008.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

None.

Retirement, Resignation or Termination Plans

None.

Compensation of Directors

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 30, 2009 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;
•	our directors; and
•	all of our executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Directors and Named Executive Officers
Common Stock	Andrew Hamilton 195 Dalcastle Way NW Calgary, Alberta T3A 2N5	11,250,000 Directly owned	24.8%
Directors and Named Executives as a Group
		11,250,000 Directly owned	24.8%
5% Shareholders
Common Stock	Geoffrey Hamilton c/o 195 Dalcastle Way NW Calgary, Alberta T3A 2N5	11,253,000 Directly owned	24.9%

* Percentages are calculated on a partially diluted basis based on 45,282,000 shares issued and outstanding on the date hereof and shares acquirable by the holder within the next 60 days.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, since the start of the fiscal year ending September 30, 2009, which has materially affected or will materially affect us.

•

A director provides management services and office premises to us valued at $500 and $1,500 per quarter, respectively. During the year ended September 30, 2009, donated services of $2,000 (2008: $2,000) and donated rent of $6,000 (2008: $6,000) were charged to operations.

•	As at September 30, 2009, we owe:

(a)

$13,280 (2008: $13,280) to a significant shareholder of the Company, which includes advance of $5,000 (2008: $5,000) and $8,280 (2008: $8,280) of expenses paid on our behalf. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment; and

(b)

$37,385 (2008: $23,419) to a shareholder of the Company for advances made to the Company. The amount owing is unsecured and non-interest bearing. The amount owing of $15,000 is repayable on demand and $22,385 has no terms of repayment.

(c)

$10,947 in legal fees were accrued to a legal firm controlled by a shareholder. These amounts have been included in general and administrative frees in the statement of operations. As at September 30, 2009, accrued liabilities include $46,945 (2008 – Cdn$NIL) payable to a legal firm controlled by a shareholder.

Other than as set forth above, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, has entered into any agreement with the Company in which any of them is to receive from the Company or provide to the Company anything of value.

Director Independence

We currently have one director, Dr. Michael Raymont. We have determined that Dr. Raymont is not an independent director as defined by Nasdaq Marketplace Rule 5605(a)(2) due to the fact that he is currently also our sole executive officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal years ended September 30, 2009 and 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-K for fiscal years ended September 30, 2009 and 2008 were $11,750 and $12,863, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under ‘Audit Fees’ above for fiscal years ended September 30, 2009 and 2008 were $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal years ended September 30, 2009 and 2008 were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal years ended May 31, 2009 and 2008 were $NIL and $NIL, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.   Report of Independent Registered Public Accounting Firm

2.   Balance Sheets

3.   Statements of Operations

4.   Statements of Cash Flows

5.   Statements of Stockholders Equity (Deficit)

6.   Notes to the Financial Statements

Exhibits

14.1	Code of Ethics (incorporated by reference from the Company’s Form 10KSB as filed with the Securities and Exchange Commission on January 17, 2007)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1

Certification of Principal Executive Officer and Principal Financial and Accounting Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFF ROCK RESOURCES CORP.

December 31, 2009

By:	/s/ Michael Raymont Michael Raymont
President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFF ROCK RESOURCES CORP.

December 31, 2009

By:	/s/ Michael Raymont Michael Raymont
Secretary, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Michael Raymont	President and Director	December 31, 2009
Michael Raymont	(Principal Executive Officer)

/s/Michael Raymont	Secretary, Treasurer and Director	December 31, 2009
Michael Raymont	(Principal Financial and Accounting Officer