Form 10-Q
period 2009-12-31
Cliff Rock Resources Corp.
filed 2010-02-16
CIK 1341995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-131081

CLIFF ROCK RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0459440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2436 – 27th Street SW
Calgary, Alberta, Canada	T3E 2G3
(Address of principal executive offices)	(Zip Code)

(403) 389-3488

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒    No  ☐

Number of common shares outstanding at February 12, 2010:   45,282,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31,	September 30,
	2009	2009
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	9	9

Total Assets	9	9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	5,250	15,537
Accrued liabilities (Note 4)	58,594	46,945
Due to related parties (Note 5)	65,233	52,675

Total Liabilities	129,077	115,157

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Deficit

Common Stock, 300,000,000 shares authorized, $0.001 par value 45,282,000 shares issued and outstanding (Note 6)	45,282	45,282

Additional Paid-in Capital	9,118	9,118

Donated Capital (Note 5)	32,000	30,000

Deficit Accumulated During the Exploration Stage	(215,468)	(199,548)

Total Stockholders’ Deficit	(129,068)	(115,148)

Total Liabilities and Stockholders’ Deficit	9	9

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from	For the	For the
	February 4, 2005	Three months	Three months
	(Date of Inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated services and expenses (Note 5)	32,000	2,000	2,000
General and administrative	168,856	11,699	6,283
Foreign exchange loss	2,823	1,704	(8,347)
Mineral property costs	11,789	517	–

Total Expenses	215,468	15,920	(64)

Net (Loss) Income	(215,468)	(15,920)	64

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		45,282,000	45,282,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three months Ended	For the Three months Ended
	December 31,	December 31,
	2009	2008
	$	$

Operating Activities

Net income (loss) for the period	(15,920)	64

Adjustment to reconcile net loss to cash
used in operating activities:
Donated services and expenses	2,000	2,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,235	191
Due to related parties	12,685	(2,378)

Net Cash Used in Operating Activities	–	(123)

Financing Activities

Proceeds from issuance of common stock	–	–
Advances from related parties	–	–

Net Cash Provided by Financing Activities	–	–

Increase (Decrease) In Cash	–	(123)

Cash – Beginning of Period	9	818

Cash – End of Period	9	695

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2009

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2009, the Company has a working capital deficit of $129,068 and has accumulated losses of $215,468 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2009 and September 30, 2009, and the results of its operations and cash flows for the three months ended December 31, 2009 and 2008. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2009

(Expressed in US dollars)

(unaudited)

2.         Summary of Significant Accounting Policies (continued)

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2009, there are no dilutive potential common shares.

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

h)	Financial Instruments and Fair Value Measures

The financial instruments of the Company consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

December 31, 2009

(Expressed in US dollars)

(unaudited)

2.      Summary of Significant Accounting Policies (continued)

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. The Company has not issued any stock options since its inception.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty (“NSR”) and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at December 31, 2009, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property.

4.	Accrued Liabilities

Accrued liabilities of $58,594 (September 30, 2009 - $46,945) consists of professional fees and transfer agent fees.

5.	Related Party Transactions
a)

A director provides management services and office premises to the Company valued at $500 and $1,500 per quarter, respectively. During the period ended December 31, 2009, donated services of $500 (2008 - $500) and donated rent of $1,500 (2008 - $1,500) were charged to operations.

b)

As at December 31, 2009, the Company owes $3,705 (September 30, 2009 - $1,929) to a shareholderr for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

c)

As at December 31, 2009, the Company owes $4,557 (September 30, 2009 - $50) to a private company controlled by a shareholder for payment of professional fees and transfer agent fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

d)

As at December 31, 2009, the Company owes $13,280 (September 30, 2009 - $13,280) to a significant shareholder of the Company which includes an advance of $5,000 (September 30, 2009 - $5,000) and $8,280 (September 30, 2009 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

Cliff Rock Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2009

(Expressed in US dollars)

(unaudited)

5.	Related Party Transactions (continued)
e)

As at December 31, 2009, the Company owes $43,691 (September 30, 2009 - $37,416) to a shareholder of the Company for advances made to the Company. The amounts owing are unsecured and non-interest bearing. The amount owing of $15,000 (September 30, 2009 - $15,000) is repayable on demand and $28,691 (September 30, 2009 - $22,416) has no terms of repayment.

f)	As at December 31, 2009, accrued liabilities include $47,910 (September 30, 2009 - $46,945) payable to a legal firm controlled by a shareholder.

6.	Common Stock

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

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through February 12, 2010, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events.

Item 2	Management’s Discussion and Analysis of Financial Condition and Plan of Operations

As used in this quarterly report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our,” “Cliff Rock” and the “Company” all refer to Cliff Rock Resources Corp. All dollar amounts in this quarterly report are expressed in US dollars unless otherwise indicated.

Forward-Looking Statements

This quartterly report on Form 10-Q and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;
•	our inability to continue as a going concern;
•	the unique difficulties and uncertainties inherent in the mineral exploration business;
•	the inherent dangers involved in mineral exploration;
•	our President/Secretary/Treasurer’s inability or unwillingness to devote a sufficient amount of time to our business operations;
•	governmental regulations and processing licenses in British Columbia, Canada.
•	uncertainty as to the termination and renewal of our British Columbia mining claim;
•	our exploration program;
•	cmpetition within the mineral exploration industry in British Columbia;
•	native land, reclamation and environmental remediation requirements in British Columbia;
•	our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors”, “Description of the Business” and “Management’s Discussion and Analysis” in our annual report on Form 10-K for our fiscal year ended September 30, 2009, filed with the SEC on December 31, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

Company Overview

We were incorporated on February 4, 2005 under the laws of the state of Nevada. Our principal offices are located at 2436 – 27th Street SW, Calgary, Alberta, Canada. Our phone number is (403) 389-3488.

We are an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. Our principal business is the acquisition and exploration of mineral resources. As we have not yet generated or realized any revenues from our business operations, we must raise cash in order to implement our plan of operation and stay in business.

Plan of Operation

On February 4, 2005 we acquired a 100% interest in one (1) unpatented mineral claim, representing 20 units, known as the IQUE Claim, located on Vancouver Island, British Columbia, Canada from Laurence Stephenson (“Stephenson”), of White Rock, British Columbia, for $7,500. Our plan of operation is to conduct mineral exploration activities on our IQUE Claim (sometimes referred to herein as the “Property”) in order to assess whether it possesses commercially exploitable reserves of copper, gold or other metals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the IQUE Claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the IQUE Claim. At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.

Under the terms of the acuisition agreement for the IQUE Claim, Stephenson provided a geological report on the IQUE Claim that contained a recommended work program. Phase I of the recommended work program was carried out in January 2006 at a cost of $2,119 (Cdn$2,500) and involved a geological review to develop a detailed geological base model for the IQUE Claim. Due primarily to financial constraints, Phase II of the exploration program has not yet commenced. Since 2007, we have re-staked the IQUE Claim or made cash payments in lieu of work done on the Property at a total cost of Cdn$1,794.60 to maintain IQUE Claim in good standing. The expiry date of the IQUE Claim is February 1, 2011. Should we not have sufficient funds to carry out the Phase II program without raising additional capital, our director has agreed to cover any short-fall in costs. The 2009/2010 snow conditions in British Columbia were and remain such that our geologist now expects that the Phase II exploration program will not be completed before the summer of 2010.

The details of Phases II and III of the recommended program are set out below:

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

The total budget for Phases I (completed), II and III is estimated at $9,115 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of December 31, 2009 we have incurred a total of $11,789 in acquisition and exploration costs for the IQUE Claim.

Results of Operations –Three Months Ended December 31, 2009

We did not earn any revenues during the three month period ended December 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $15,920 for the three months ended December 31, 2009 compared to ($64) during the same period ended December 31, 2008. Operating expenses consisted of general and administrative expenses of $11,699 ($6,283 – 2008) and donated services and expenses of $2,000 ($2,000 – 2008). We had a foreign exchange loss of $1,704 during the three months ended December 31, 2009 compared to foreign exchange gain of $8,347 for the same period in 2008. We incurred $517 in mineral property costs during the three month period ended December 31, 2009 ($0 – 2008).

We incurred a net loss in the amount of $15,920 for the three months ended December 31, 2009 compared to net income of $64 for the same period in 2008.

Our president provides management services and office premises to the Company valued at $500 and $1,500 per quarter, respectively. During the period ended December 31, 2009, donated services of $500 (2008 - $500) and donated rent of $1,500 (2008 - $1,500) were charged to operations.

As at December 31, 2009:

(a)	we owed $3,705 to a shareholder for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)

we owed $4,557 to a private company controlled by a shareholder for payment of professional fees and transfer agent fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(c)

we owed $13,280 to a significant shareholder of the Company which includes an advance of $5,000 and $8,280 of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment;

(d)

we owed $43,691 to a shareholder of the Company for advances made to the Company. The amounts owing are unseured and non-interest bearing. The amount owing of $15,000 is repayable on demand and $28,691 has no terms of repayment.

(e)	accrued liabilities include $47,910 payable to a legal firm controlled by a shareholder.

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

As at December 31, 2009 we had cash of $9, total liabilities of $129,077, a working capital deficit of $129,068 and an accumulated deficit since inception on February 4, 2005 of $215,468. As at our year end of September 30, 2009, we had cash of $9, total liabilities of $115,157, a working capital deficiat of $115,146, and an accumlated deficit since inception of $199,548.

Since we have not yet earned any revenues from our planned operations, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary financing to continue operations, and the attainment of profitable operations. We can give no assurance that future financing will be available to us on acceptable terms if at all or that we will attain profitability. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. If we are not able to obtain financing or generate sufficient revenues and cash flows, we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Polcies

Mineral Property Costs

We have been in the exploration stage since formation on February 4, 2005 and have not yet realized any revenues from planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assesse the carrying costs for impairment each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

As of the date of these financial statements, we have incurred only acquisition and exploration costs which have been expensed.

To date, we have not established any proven or probable reserves on our mineral properties.

Stock-based Compensation

Our records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. We have not issued any stock options since its inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicalbe.

Item 4T.	Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the three months ended December 31, 2009, an evaluation was carried out by the Company’s President and Treasurer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

Not applicable.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

Exhibit Number	Description
31.1	Certification under Rule 13a-14(a) of the President, Secretary and Treasurer
32.1	Certification under Section 1350 of the President, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2010.

CLIFF ROCK RESOURCES CORP.

By   /s/ Michael Raymont

Michael Raymont
President, Secretary, Treasurer

 and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Michael Raymont	President and Director	February 16, 2010
Michael Raymont	(Principal Executive Officer)

/s/ Michael Raymont	Secretary, Treasurer and Director	February 16, 2010
Michael Raymont	(Principal Financial and Accounting Officer