Form 10-Q
period 2010-03-31
Cliff Rock Resources Corp.
filed 2010-05-17
CIK 1341995

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☒   Yes    ☐  No

Number of common shares outstanding at May 14, 2010:      45,282,000

PART I – FINANCIAL INFORMATION

ITEM 1.             Financial Statements

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	September 30,
	2010	2009
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	9	9

Total Assets	9	9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	19,588	15,537
Accrued liabilities (Note 4)	62,907	46,945
Due to related parties (Note 5)	71,411	52,675

Total Liabilities	153,906	115,157

Commitments and Contingencies (Notes 1 and 3)

Subsequent Event (Note 7)

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 45,282,000 shares issued and outstanding (Note 6)	45,282	45,282

Additional Paid-in Capital	9,118	9,118

Donated Capital (Note 5)	34,000	30,000

Deficit Accumulated During the Exploration Stage	(242,297)	(199,548)

Total Stockholders’ Deficit	(153,897)	(115,148)

Total Liabilities and Stockholders’ Deficit	9	9

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 4, 2005	Three months	Three months	Six months	Six months
	(Date of Inception) to	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated services and expenses (Note 5)	34,000	2,000	2,000	4,000	4,000
General and administrative	190,375	21,519	8,074	33,218	14,357
Foreign exchange loss (gain)	5,947	3,124	(1,193)	4,828	(9,540)
Mineral property costs	11,975	186	–	703	–

Total Expenses	242,297	26,829	8,881	42,749	8,817

Net (Loss) Income	(242,297)	(26,829)	(8,881)	(42,749)	(8,817)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		45,282,000	45,282,000	45,282,000	45,282,000

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six months Ended March 31, 2010		For the Six months Ended March 31, 2009
	$		$

Operating Activities

Net income (loss) for the period		(42,749)		(8,817)

Adjustment to reconcile net loss to cash used
in operating activities:
Donated services and expenses		4,000		4,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		20,013		3,114
Due to related parties		18,736		1,337

Net Cash Used in Operating Activities		–		(366)

Financing Activities

Proceeds from issuance of common stock		–		–
Advances from related parties		–		–

Net Cash Provided by Financing Activities		–		–

Increase (Decrease) In Cash		–		(366)

Cash – Beginning of Period		9		818

Cash – End of Period		9		452

Supplemental Disclosures
Interest paid		–		–
Income taxes paid		–		–

(The accompanying notes are an integral part of these financial statements)

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
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

On February 6, 2010, the Company entered into a term sheet with Virtual Medical Centre, Limited (“VMC”), a private Australian corporation, which sets forth the principal terms upon which the Company intends to acquire all of the issued capital of VMC.  Subsequent to March 31, 2010, the Company made offers to holders of all of the ordinary shares and options to purchase ordinary shares of VMC to acquire such ordinary shares and options in exchange for shares of common stock and options to purchase shares of common stock of the Company.  VMC is an online provider of medical information in Australia to both health consumers and professionals.  (Refer to Note 7).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2010, the Company has a working capital deficit of $153,897 and has accumulated losses of $242,297 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2010 and September 30, 2009, and the results of its operations and cash flows for the six months ended March 31, 2010 and 2009. The results of operations for the three months and the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

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

As at March 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2010, there are no dilutive potential common shares.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on February 4, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs, which have been expensed. To date, the Company has not established any proven or probable reserves on its mineral properties.

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
March 31, 2010
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

j)	Stock-based Compensation

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

On February 4, 2005, the Company entered into an agreement to acquire a 100% interest in the IQUE mineral claim located on Vancouver Island, British Columbia, Canada, in consideration for $7,500. This mineral claim is subject to a 2.5% net smelter returns royalty (“NSR”) and a 7.5% gross rock revenue royalty. The Company can acquire 1.5% of the NSR for $1,500,000 within twelve months from commencement of commercial production. Advance royalty payments of $25,000 are payable annually commencing on February 4, 2008. As at March 31, 2010, the Company has not made the advance royalty payment due on February 4, 2008. As a result, the Company allowed the claim to lapse and restaked land surrounding the property.

4.	Accrued Liabilities

Accrued liabilities of $62,907 (September 30, 2009 - $46,945) consists of professional fees.

Cliff Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
(Expressed in US dollars)
(unaudited)

5.	Related Party Transactions

a)
A director provides management services and office premises to the Company valued at $500 and $1,500 per quarter, respectively. During the period ended March 31, 2010, donated services of $500 (2009 - $500) and donated rent of $1,500 (2009 - $1,500) were charged to operations.

b)
As at March 31, 2010, the Company owes $5,947 (September 30, 2009 - $1,929) to a shareholder for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

c)
As at March 31, 2010, the Company owes $4,674 (September 30, 2009 - $50) to a private company controlled by a shareholder for payment of professional fees and transfer agent fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment.

d)
As at March 31, 2010, the Company owes $13,280 (September 30, 2009 - $13,280) to a significant shareholder of the Company which includes an advance of $5,000 (September 30, 2009 - $5,000) and $8,280 (September 30, 2009 - $8,280) of expenses paid on behalf of the Company. The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand. The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment.

e)
As at March 31, 2010, the Company owes $47,510 (September 30, 2009 - $37,416) to a shareholder of the Company for advances made to the Company. The amounts owing are unsecured and non-interest bearing. The amount owing of $15,000 (September 30, 2009 - $15,000) is repayable on demand and $32,510 (September 30, 2009 - $22,416) has no terms of repayment.

f)	As at March 31, 2010, accrued liabilities include $49,479 (September 30, 2009 - $46,945) payable to a legal firm controlled by a shareholder.

6.	Common Stock

On April 10, 2009, the Company effected a 3 for 1 forward stock split of the issued and outstanding common stock of the Company by way of a stock dividend.  The Company issued two shares of common stock to holders of issued and outstanding shares of common stock of the Company as a stock dividend.  After giving effect to the stock dividend the issued and outstanding common stock of the Company increased from 15,094,000 shares of common stock to 45,282,000 shares of common stock. The Company’s authorized capital of 100,000,000 shares of common stock, with a par value of $0.001, was not increased.  All share amounts have been retroactively adjusted for all periods presented.

7.	Subsequent Event

On April 30, 2010, the Company made an offer to holders of all of the ordinary shares and options of VMC to acquire all of the issued capital of VMC in exchange for 71,471,764 shares of common stock of the Company, or approximately 1.16 shares of common stock of the Company for each ordinary share of VMC.  In addition, all options currently held by shareholders of VMC will be exchanged for options to purchase shares of common stock of the Company, exercisable upon the same terms as the options issued by VMC.

The offer to holders of ordinary shares and options of VMC was made pursuant to Share Sale Agreements, which contemplate that the Company will enter into an Exchange Agreement with VMC.  The Exchange Agreement is contemplated to contain customary terms and conditions, and additional terms and conditions to be negotiated by the Company and VMC, and is subject to all of the holders of ordinary shares and options of VMC accepting the Company’s offer.  Under the contemplated terms, prior to the transaction, the Company will cancel an aggregate 32,500,000 shares of common stock, leaving a maximum of 12,782,000 shares of common stock of the Company issued and outstanding at the time of closing the exchange transaction. After giving effect to the transaction, existing shareholders of VMC will own approximately 84.8% of the issued and outstanding shares of common stock of the Company and VMC management will assume control of the Company.

ITEM 2        Management’s Discussion and Analysis of Financial Condition and Plan of Operations

As used in this quarterly report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our,” “Cliff Rock” and the “Company” all refer to Cliff Rock Resources Corp.  All dollar amounts in this quarterly report on Form 10-Q are expressed in US dollars unless otherwise indicated.

Forward-Looking Statements

This quarterly report on Form 10-Q and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such “forward-looking” statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report on Form 10-Q. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such “forward-looking” statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;
•	our inability to continue as a going concern;
•	the unique difficulties and uncertainties inherent in the mineral exploration business;
•	the inherent dangers involved in mineral exploration;
•	our President/Secretary/Treasurer’s inability or unwillingness to devote a sufficient amount of time to our business operations;
•	governmental regulations and processing licenses in British Columbia, Canada.
•	uncertainty as to the termination and renewal of our British Columbia mining claim;
•	our exploration program;
•	competition within the mineral exploration industry in British Columbia;
•	native land, reclamation and environmental remediation requirements in British Columbia; and
•	our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our “forward-looking” statements.  For a full description of risks and uncertainties, see the sections entitled “Risk Factors”, “Description of the Business” and “Management's Discussion and Analysis” in our annual report on Form 10-K for our fiscal year ended September 30, 2009, filed with the SEC on December 31, 2009.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Management has included projections and estimates in this quarterly report on Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such “forward-looking” statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any “forward-looking” statements to reflect the occurrence or lack thereof of any anticipated or unanticipated events or circumstances after the date of such “forward-looking” statements, except as required by law.

We qualify all “forward-looking statements” contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

Company Overview

We were incorporated on February 4, 2005 under the laws of the state of Nevada.  Our principal offices are located at 2436 – 27th Street SW, Calgary, Alberta, Canada T3E 2G3.  Our phone number is (403) 389-3488.

We are an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.  Our principal business has been the acquisition and exploration of mineral resources and seeking new business opportunities.  As we have not yet generated or realized any revenues from our business operations, we must raise cash in order to implement our plan of operation and stay in business.

Proposed Acquisition of Virtual Medical Centre, Limited

We have investigated several business opportunities to diversify our business and maximize value to our shareholders.  On April 30, 2010, we made offers to the holders and optionholders of Virtual Medical Centre, Limited, a private Australian corporation (“VMC”), to acquire all of the issued and outstanding ordinary shares of VMC in exchange for an aggregate of 71,471,764 shares of common stock of Cliff Rock, or approximately 1.16 shares of common stock of Cliff Rock for every VMC share held by the VMC shareholders (the “Share Exchange”).  We also made offers to exchange VMC options for Cliff Rock options on terms equivalent to the Share Exchange.  VMC is a “foreign private issuer” as defined in Rule 405 of the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), and no more than 10% of VMC’s issued and outstanding ordinary shares are held by “U.S. Holders” as determined in accordance with Rule 802(h) of Regulation CB.  All U.S. Holders will be permitted to exchange their ordinary shares and options on at least as favorable terms as non-U.S. Holders.  On May 4, 2010, we furnished information under a Form CB with the Securities and Exchange Commission that was disseminated to VMC securityholders, including the form of Shareholder Letter and forms of Share Sale Agreements (non-U.S. Holder and U.S. Holder), which contained the legends required under rule 802(b) of Regulation CB.  The Share Sale Agreements contemplate that we and VMC will enter into a definitive Exchange Agreement, under which the Share Exchange will be implemented and containing customary representations, warranties, covenants, terms and conditions.  The Share Exchange will require that all of the VMC securityholders agree to exchange their VMC securities for securities of Cliff Rock and execute and deliver a Share Sale Agreement in substantially the form attached to the Form CB.

The Exchange Agreement will contain certain terms and conditions negotiated by VMC and Cliff Rock related to the Share Exchange, including, among other terms:

Share Cancellation:  Cliff Rock will cause 32,500,000 shares of its common stock to be contributed to treasury for cancellation.  Currently, Cliff Rock has 45,282,000 shares of common stock issued and outstanding.  After giving effect to the cancellation, Cliff Rock will have 12,782,000 shares of common stock issued and outstanding prior to closing the Share Exchange.

Share Exchange:  Cliff Rock will issue an aggregate of 71,471,764 shares of common stock of Cliff Rock, or approximately 1.16 shares of common stock of Cliff Rock for every VMC share held by the VMC shareholders.  After giving effect to the share cancellation and issuance of shares under the Share Exchange, on the closing date, Cliff Rock is anticipated to have 84,253,764 shares of common stock issued and outstanding and VMC shareholders will hold approximately 84.8% of the issued and outstanding common stock of Cliff Rock.

Option Exchange:  Cliff Rock will exchange all issued and outstanding VMC options held by certain VMC shareholders for options to purchase shares of common stock of Cliff Rock.  The options to purchase shares of common stock of Cliff Rock shall be exercisable upon the same terms as the options held by the VMC shareholders.

Financing:  After the closing date, Cliff Rock will use all reasonable efforts to raise up to AU$6,000,000, either through the issuance of equity, convertible securities or debt, or a combination thereof, at a purchase price of not less that AU$0.30 per share (the “Minimum Purchase Price”).

Share Escrow:  In order to mitigate the effects of future financings, Wayne Hughes, VMC’s Chief Executive Officer, Thomas Maher, VMC’s Chief Operating Officer and Andrew Dean, a director of VMC (collectively, the “VMC Directors and Officers”) agreed that an aggregate of 20,000,000 shares of common stock of Cliff Rock to be issued to them under the Share Exchange would be placed in escrow (the “Escrow Shares”) for a period of three (3) years from the closing date, in accordance with the terms of an escrow agreement (the “Escrow Agreement’).  Under the Escrow Agreement, one-sixth (1/6) of the Escrow Shares are to be released to the VMC Officers and Directors, on a pro-rata basis, for every AU$1,000,000 in financing raised by the Company at a price per share equal to or greater than the Minimum Purchase Price (the “Financing Release”).  If Cliff Rock consummates one or more financing transactions at a price per share that is less than the Minimum Purchase Price, the Escrow Shares shall be released to the Company for cancellation at the following rate:

X = Y - (A)(Y)

B

Where:

X =         the number of Escrow Shares to be released for cancellation by the Company.

Y =	the number of shares of Cliff Rock Shares (and/or Cliff Rock Shares acquirable upon exercise or conversion of securities issued in the financing.)

A =	the price per share of Cliff Rock Shares (and/or Cliff Rock Shares acquirable upon exercise or conversion of securities issued in the financings) issued in the financing.

B =         Minimum Purchase Price.

After three years from the closing date, any remaining Escrow Shares, after giving effect to the Financing Release and the cancellation of Escrow Shares as set forth above, shall be released to the VMC Officers and Directors.

Lock Up Agreements:  The Share Sale Agreements provided that VMC Shareholders agree that the shares of common stock of Cliff Rock issued pursuant to the Share Exchange will be subject to a six (6) month voluntary lock up commencing on the execution of the Exchange Agreement and the execution and delivery of the Share Sale Agreements.

Operating Subsidiary Status:  VMC will become a wholly owned subsidiary of Cliff Rock, and VMC will continue to own its assets and operate its business as a wholly-owned subsidiary of Cliff Rock.

Officer Appointments:  Current officers of Cliff Rock are anticipated to resign effective immediately upon the appointment and qualification of their successors.  The following persons are anticipated to be appointed as officers of Cliff Rock:

Name	Position
Wayne Hughes	Chief Executive Officer
Stuart Usher	Chief Financial Officer
Thomas Maher	Chief Operating Officer

Director Appointments:  Current directors of Cliff Rock are anticipated to resign effective immediately upon the appointment and qualification of their successors.  The following persons are anticipated to be appointed as directors of Cliff Rock:

Name	Position
Andrew Dean	Director
Clifford Rosenberg	Director

The appointments are anticipated to be effective ten (10) days following the mailing by Cliff Rock to its shareholders of the Schedule 14F disclosing the change in the composition of the board of directors.

Name Change and Increase in Authorized Capital:  Cliff Rock will amend its Articles of Incorporation to change the name of the corporation to Virtual Medical Centre, Inc. and to increase the corporation’s authorized capital stock from 100,000,000 to 200,000,000 shares of common stock, par value $0.001.  Under the terms of the Share Sale Agreements, VMC shareholders have agreed to consent, as shareholders of Cliff Rock, to the amendment of the Articles of Incorporation.  The amendment to the Articles of Incorporation are anticipated to be effective ten (10) days following the mailing by Cliff Rock to its shareholders of the Schedule 14C disclosing the amendment to the Articles of Incorporation.

Liabilities and Costs:  VMC agreed to have sufficient current assets to repay certain liabilities of Cliff Rock in the amount of $10,000 and to pay legal, accounting and other expenses of Cliff Rock related to the transactions contemplated in connection with the Share Exchange.  Cliff Rock will pay certain obligations in the aggregate amount of $57,944 from the proceeds of the contemplated financing.

Exemption:  The offer and sale of Cliff Rock securities is anticipated to be exempt from the registration requirements of the U.S. Securities Act pursuant to Rule 802 of Regulation CB.  In addition, the offer and sale of Cliff Rock securities outside the United States to non-U.S. persons is anticipated to qualify for the safe harbor exclusion available under Rule 903 of Regulation S and the offer and sale of Cliff Rock securities in the United States or to U.S. persons will only be made to “accredited investors” and is anticipated to qualify for the safe harbor exemption available under Rule 506 of Regulation D.  Cliff Rock will legend the securities issued to VMC securityholders accordingly.  The offer and sale of Cliff Rock securities is anticipated to be exempt from the take over bid and prospectus delivery requirements in Australia.

Customary Representations, Warrants and Covenants:  The Exchange Agreement is anticipated to contain customary representations, warranties, covenants, terms and conditions.

The Share Exchange is anticipated to close during the second calendar quarter of 2010.

The Share Exchange is subject to a number of conditions that are beyond the control of Cliff rock, including, but not limited to:  negotiating and entering into a definitive Exchange Agreement; all of the VMC securityholders entering into Share Sale Agreements and exchanging all of their VMC ordinary shares for shares of common stock of Cliff Rock under the terms of the Share Exchange; obtaining all required consents and regulatory approval and other terms and conditions negotiated between VMC and Cliff Rock.  There can be no assurance that the Share Exchange will close as anticipated.

Plan of Operation

Mineral Properties

On February 4, 2005, we acquired a 100% interest in one (1) unpatented mineral claim, representing 20 units, known as the IQUE Claim, located on Vancouver Island, British Columbia, Canada from Laurence Stephenson (“Stephenson”), of White Rock, British Columbia, for $7,500.  Our plan of operation is to conduct mineral exploration activities on our IQUE Claim (sometimes referred to herein as the “Property”) in order to assess whether it possesses commercially exploitable reserves of copper, gold or other metals.  We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the IQUE Claim.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the IQUE Claim.  At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim.  Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.

Under the terms of the acquisition agreement for the IQUE Claim, Stephenson provided a geological report on the IQUE Claim that contained a recommended work program.  Phase I of the recommended work program was carried out in January 2006 at a cost of $2,119 (Cdn$2,500) and involved a geological review to develop a detailed geological base model for the IQUE Claim.  Due primarily to financial constraints, Phase II of the exploration program has not yet commenced.  Since 2007, we have re-staked the IQUE Claim or made cash payments in lieu of work done on the Property at a total cost of Cdn$1,794.60 to maintain the IQUE Claim in good standing.  The expiry date of the IQUE Claim is February 1, 2011.  Should we not have sufficient funds to carry out Phase II of the recommended work program without raising additional capital, our director has agreed to cover any short-fall in costs.  The 2009/2010 snow conditions in British Columbia were such that our geologist now expects that the Phase II work program will not be completed before the summer of 2010.

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

The total budget for Phases I (completed), II and III is estimated at $9,115 (Cdn$10,000).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of March 31, 2010, we have incurred a total of $11,975 in acquisition and exploration costs for the IQUE Claim.

Proposed Acquisition of Virtual Medical Centre, Limited

On April 30, 2010, we made offers to the holders and optionholders of VMC, to acquire all of the issued and outstanding ordinary shares of VMC in exchange for an aggregate of 71,471,764 shares of common stock of Cliff Rock.  If the Share Exchange is completed, we anticipate that VMC will become a wholly owned subsidiary of Cliff Rock, and VMC will continue to own its assets and operate its business as a wholly-owned subsidiary of Cliff Rock.

VMC commenced the business of providing free medical information to the general public and health professionals using a health portal, which was initially developed by a cancer specialist to provide much needed information to his patients and has been expanded to most medical disciplines. VMC has established more than 1,000 Australian medical specialists who regularly contribute and provide content quality control. Currently, VMC has approximately 10,000 members from the medical profession, which represents approximately 25% of all medical professionals in Australia. VMC generates revenue through online advertising of prescription medicines (strictly to doctors) and non-prescription health products to consumers by large multinational pharmaceutical companies and other high profile health related advertisers. Additional revenue is also derived from the provision of content to a leading online publisher - Telstra BigPond.

If the Share Exchange is completed, we anticipate that we will focus our resources on VMC’s business.  Under the contemplated terms of the Share Exchange, we intend to use all reasonable efforts to raise up to AU$6,000,000, either through the issuance of equity, convertible securities or debt, or a combination thereof, for general working capital.

Results of Operations For The Three And Six Months Ended March 31, 2010 And 2009

We did not earn any revenues during the three or six month periods ended March 31, 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property or have completed the acquisition of VMC.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $26,829 for the three months ended March 31, 2010 compared to $8,881 during the same period ended March 31, 2009.  Operating expenses for the three months ended March 31, 2010 consisted of general and administrative expenses of $21,519 ($8,074 – 2009), foreign exchange loss of $3,124 (gain of $1,193 – 2009), donated services and expenses of $2,000 ($2,000 – 2009), and mineral property costs of $186 ($0 – 2009).

We incurred operating expenses in the amount of $42,749 for the six months ended March 31, 2010 compared to $8,817 during the same period ended March 31, 2009.  Operating expenses for the six months ended March 31, 2010 consisted of general and administrative expenses of $33,218 ($14,357 – 2009), foreign exchange loss of $4,828 (gain of $9,540 – 2009), donated services and expenses of $4,000 ($4,000 – 2009), and mineral property costs of $703 ($0 – 2009).

We incurred a net loss in the amount of $26,829 for the three months ended March 31, 2010 compared to net loss of $8,881 for the same period in 2009.  We incurred a net loss in the amount of $42,749 for the six months ended March 31, 2010 compared to net loss of $8,817 for the same period in 2009.

Our president provides management services and office premises to the Company valued at $500 and $1,500 per quarter, respectively.  During the period ended March 31, 2010, donated services of $500 (2009 - $500) and donated rent of $1,500 (2009 - $1,500) were charged to operations.

As at March 31, 2010:

(a)	we owed $5,947 to a shareholder for payment of professional fees on behalf of the Company. The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(b)
we owed $4,674 to a private company controlled by a shareholder for payment of professional fees and transfer agent fees on behalf of the Company.  The amount owing is unsecured, non-interest bearing and has no terms of repayment;

(c)
we owed $13,280 to a significant shareholder of the Company which includes an advance of $5,000 and $8,280 of expenses paid on behalf of the Company.  The advance of $5,000 is unsecured, non-interest bearing and is repayable on demand.  The remaining $8,280 owing is unsecured, non-interest bearing and has no terms of repayment;

(d)
we owed $47,510 to a shareholder of the Company for advances made to the Company.  The amounts owing are unsecured and non-interest bearing. The amount owing of $15,000 is repayable on demand and $32,510 has no terms of repayment.

(e)	accrued liabilities include $49,479 payable to a legal firm controlled by a shareholder.

On April 30, 2009, we completed a forward stock split of our issued and outstanding common stock on a ratio of three shares for every one share issued and outstanding on the record date.  The record date of the forward stock split was April 21, 2009, the payment date of the forward split was on April 29, 2009, and the ex-dividend date of the forward split was April 30, 2009.

Liquidity and Capital Resources

There is limited financial information about the Company upon which to base an evaluation of our performance.  We are an exploration stage company and have not generated any revenues from operations.  We have not declared or paid any cash dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

As at March 31, 2010 we had cash of $9, total liabilities of $153,906, a working capital deficit of $153,897, and an accumulated deficit since inception on February 4, 2005 of $242,297.  As at our year end of September 30, 2009, we had cash of $9, total liabilities of $115,157, a working capital deficit of $115,148, and an accumulated deficit since inception of $199,548.

Since we have not yet earned any revenues from our planned operations, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary financing to continue operations, the attainment of profitable operations, or the acquisition of an operating company.  We can give no assurance that future financing will be available to us on acceptable terms if at all, that we will attain profitability, or that we will be successful in acquiring an operating company.  Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  If we are not able to obtain financing, generate sufficient revenues and cash flows, or acquire an operating company, we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Polices

Mineral Property Costs

We have been in the exploration stage since formation on February 4, 2005 and have not yet realized any revenues from planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

As of the date of these financial statements, we have incurred only acquisition and exploration costs, which have been expensed.  To date, we have not established any proven or probable reserves on our mineral properties.

Stock-based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. We have not issued any stock options since inception.

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4T.          Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the three months ended March 31, 2010, an evaluation was carried out by the Company’s President and Treasurer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and Treasurer has concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.               Legal Proceedings

None.

ITEM 1A.            Risk Factors

Not applicable.

ITEM 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.               Defaults Upon Senior Securities

None.

ITEM 4.   [RESERVED]

None.

ITEM 5.               Other Information

See "Proposed Acquisition of Virtual Medical Centre, Limited" above.

ITEM 6.                 Exhibits

Exhibit Number	Description
31.1	Certification under Rule 13a-14(a) of the President, Secretary and Treasurer
32.1	Certification under Section 1350 of the President, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2010.

CLIFF ROCK RESOURCES CORP.

By /s/ Michael Raymont
Michael Raymont President, Secretary, Treasurer Principal Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Michael Raymont	President, Secretary, Treasurer and Director	May 14, 2010
Michael Raymont	(Principal Executive Officer and Principal Financial and Accounting Officer)