Form 10-Q
period 2010-06-30
Virtual Medical Centre, Inc.
filed 2010-08-23
CIK 1341995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

VIRTUAL MEDICAL CENTRE, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-52090	98-0459440
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

L1, 414 Scarborough Beach Road,
Osborne Park, WA, Australia 6017
(Address of principal executive offices)

+61-8-938-80344
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☐   NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐ NO   ☒

As of August 19, 2010, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 84,253,764.

VIRTUAL MEDICAL CENTRE, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2010

Table of Contents

PART I

Item 1 - Financial Statements

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,475	$72,286
Other current assets	32,761	-
Accounts receivable, net	28,271	111,207
Total Current Assets	102,507	183,493
PROPERTY, PLANT AND EQUIPMENT, net	41,389	48,190
OTHER ASSETS	269,639	18,495
TOTAL ASSETS	$413,535	$250,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,183,865	$481,390
Related party payable	119,968	-
Notes payable	116,992	-
Employee benefits payable	182,251	113,819
Deferred income	174,196	159,578
Total Current Liabilities	1,777,272	754,787
LONG TERM LIABILITIES
Notes payable	26,745	35,055
Total Long Term Liabilities	26,745	35,055
TOTAL LIABILIITES	1,804,017	789,842
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 84,253,764 and 68,200,843 shares issued and outstanding, respectively	84,254	68,201
Additional paid-in capital	3,709,989	3,726,042
Other comprehensive income	245,946	108,159
Accumulated deficit	(5,430,671)	(4,442,066)
Total Stockholders' Equity (Deficit)	(1,390,482)	(539,664)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$413,535	$250,178

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES	$238,862	$72,081	$697,898	$324,563

OPERATING EXPENSES
Depreciation expense	15,857	26,636	16,052	26,636
Employment expenses	343,930	241,687	882,158	517,851
Travel expenses	208,433	14,028	232,880	59,368
Contractors and consultants	182,922	65,665	291,900	144,252
Marketing expenses	71,866	45,045	133,272	80,492
General and administrative expenses	177,293	362,589	397,527	468,227

Total Operating Expenses	1,000,301	755,650	1,953,789	1,296,826

LOSS FROM OPERATIONS	(761,439)	(683,569)	(1,255,891)	(972,263)

OTHER INCOME AND EXPENSE
Interest income	2,401	4,934	2,548	4,934
Interest expense	(13,059)	(5,186)	(17,177)	(11,890)

Total Other Expenses	(10,658)	(252)	(14,629)	(6,956)

NET LOSS BEFORE INCOME TAXES	(772,097)	(683,821)	(1,270,520)	(979,219)

Income tax benefit	278,484	234,945	281,915	216,270
NET LOSS	$(493,613)	$(448,876)	$(988,605)	$(762,949)
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation	45,929	85,923	137,787	257,769

TOTAL COMPREHENSIVE LOSS	$(447,684)	$(362,953)	$(850,818)	$(505,180)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,253,764	68,200,843	84,253,764	68,200,843

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES
Loss from Operations	$(988,605)	$(762,949)
Adjustments to reconcile loss from operations to the net cash used in operating activities:
Impairment of investments	-	89,764
Depreciation	16,052	26,636
Changes in Operating Assets and Liabilities
Prepaid expenses	(32,761)	-
Accounts receivable	82,936	(12,647)
Other assets	(251,144)	(2,198)
Accounts payable and accrued expenses	702,475	(311,062)
Deferred income	14,618	11,890
Employee benefits payable	68,432	39,000
Net Cash Used in Operating Activities	(387,997)	(921,566)
INVESTING ACTIVITIES
Purchase of equipment	(9,251)	-
Net Cash Used in Investing Activities	(9,251)	-
FINANCING ACTIVITIES
Proceeds from the issuance of share capital	-	817,587
Repayment of bank overdraft	-	(15,554)
Proceeds from related party payable	119,968	-
Proceeds from notes payable	116,992	-
Repayment of notes payable	(8,310)	(2,244)
Net Cash Provided by Financing Activities	228,650	799,789
NET DECREASE IN CASH	(168,598)	(121,777)
EFFECT OF FOREIGN CURRENCY TRANSLATION	137,787	257,769
CASH AT BEGINNING OF PERIOD	72,286	-
CASH AT END OF PERIOD	$41,475	$135,992
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$17,177	$11,890
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Virtual Medical Centre, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the Company’s operating results for the full fiscal year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually obtain other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
June 30, 2010

NOTE 4 – SIGNIFICANT EVENTS

On May 27, 2010, Cliff Rock Resources Corp. (“Cliff Rock”), predecessor to the Company, entered into an Exchange Agreement with Virtual Medical Centre Pty Ltd (“VMC”) and a Share Sale Agreement with each of the shareholders and option holders of VMC, pursuant to which Cliff Rock acquired all of the issued and outstanding ordinary shares (the “VMC Shares”) and options of VMC. In accordance with the terms of the Exchange Agreement, Cliff Rock issued an aggregate of 71,471,764 shares of its common stock, par value USD $0.001 per share (the “Cliff Rock Shares”), to the shareholders of VMC in exchange for all of the issued and outstanding VMC Shares or approximately 1.16 Cliff Rock Shares for every VMC Share held by the shareholders of VMC.

Prior to May 27, 2010, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, at the consummation of the share exchange on May 27, 2010, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Accordingly, following the share exchange, the former shareholders of VMC have the capability to substantially control the vote on all significant matters pertaining to the Company without approval of all holders of the Company’s stock.  Following May 27, 2010, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, USD$0.001 par value, to 200,000,000 shares of common stock, USD$0.001 par value by the filing of a Certificate of Amendment effective July 12, 2010.

The Company accounted for this transaction as a reverse-acquisition, with Cliff Rock as the continuing legal entity and VMC presented as the accounting acquirer.  Therefore, the historical financial statements presented herein reflect only those of VMC, the accounting acquirer.  The reverse-acquisition is presented as a recapitalization of the Company.  Accordingly, the historical stockholders’ equity (deficit) of the Company prior to the acquisition transaction has been retroactively restated pursuant to ASC 805.

NOTE 5 – SUBSEQUENT EVENTS

Fiscal Year End
Upon completion of the share agreement described in Note 4, the Company changed its fiscal year end to June 30.

In accordance with ASC 855, Company management reviewed all material events and determined that there are no additional material subsequent events to report.

Cautionary Statement on Risks Associated With Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions are intended to identify such statements. Further, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and are not guarantees of future performance, anticipated trends or growth in businesses, or other characterizations of future events or circumstances. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance that we will attain these expectations or that any material deviations will not occur.

Forward-looking statements are to be interpreted only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the Securities and Exchange Commission (the “SEC”) from time to time.

The following is a list of risks that could affect our ability to generate revenue and have a negative impact on our financial condition. This list is not, and is not intended to be, exhaustive:

•	our substantial dependence on the commercial success of advertising and sponsorship of the Virtual Medical Centre website;
•	our ability to obtain capital to fund our continuing operations;
•	our ability to attract and retain consumers and healthcare professionals visiting the Virtual Medical Centre website;
•	increased subscriber churn to our e-newsletters;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to protect our intellectual property;
•	our ability to expand our product offerings;
•	our ability to manage our growth;
•	our ability to predict our revenue, operating results and gross margin accurately;
•	changes in legislation or regulatory conditions affecting the pharmaceutical, healthcare and information technology industries;
•	a competitor taking significant market share;
•	adverse events or conditions that affect the promotional and/or educational spending by pharmaceutical companies or the proportion of that spend allocated to online;
•	adverse economic conditions in the capital markets;
•	competition for advertisers and sponsors for our health professional portals;
•	any potential loss of or reduction of sponsorship from certain sponsors or partners;
•	the length and unpredictability of our sales cycles; and
•	foreign currency exchange risk.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

Virtual Medical Centre, Inc. (the “Company”) was incorporated on February 4, 2005 under the laws of the state of Nevada under the name Cliff Rock Resources Corp (“Cliff Rock”) for the purpose of acquiring mineral exploration projects.  On July 12, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to “Virtual Medical Centre, Inc.” pursuant to the terms of the Exchange Agreement entered into between the Company and Cliff Rock, as more fully described below.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “VMCT” (formerly “CLFR”).

Recent Transactions: Cliff Rock and VMC Share Exchange

On May 27, 2010 (the “Closing Date”), Cliff Rock entered into an Exchange Agreement (the “Exchange Agreement”) with Virtual Medical Centre, Ltd. (“VMC”), an entity organized originally as “Virtual Cancer Centre Pty Ltd.” under the laws of Australia on April 10, 2002 and a Share Sale Agreement (the “Share Sale Agreement”) with each of the shareholders and option holders of VMC, pursuant to which the Company acquired all of the issued and outstanding ordinary shares (“VMC Shares”) and options (“VMC Options”) of VMC.  In accordance with the terms of the Exchange Agreement, Cliff Rock issued an aggregate of 71,471,764 shares of its common stock, par value $0.001 per share (the “Cliff Rock Shares”), to the shareholders of VMC (the “VMC Shareholders”) in exchange for all of the issued and outstanding VMC Shares, or approximately 1.16 Cliff Rock Shares for every VMC Share held by the VMC Shareholders (the “Share Exchange”). In addition, all options currently held by VMC shareholders were exchanged for options to purchase an equal number of shares in Cliff Rock.  The options to purchase Cliff Rock shares are exercisable upon the same terms and conditions as the options issued by VMC.

The Exchange Agreement further provided that after the Closing Date, the Company would use all reasonable efforts to raise up to AUD$6,000,000 ($5,328,000 using a conversion rate of AUD$1.00 = $0.888 as of August 20, 2010), either through the issuance of equity, convertible securities or debt, or a combination thereof, at a purchase price of not less that AUD$0.30 ($0.266) per share (the “Minimum Purchase Price”).  In order to mitigate the effects of future financings, Wayne Hughes, VMC’s Chief Executive Officer, Thomas Maher, VMC’s Chief Operating Officer, and Dr. Andrew Dean, a director of VMC (collectively, the “VMC Directors and Officers”) agreed that an aggregate of 20,000,000 shares of common stock of Cliff Rock otherwise issuable to them under the Share Exchange would be placed into escrow (the “Escrow Shares”) for a period of three years from the Closing Date, in accordance with the terms of an escrow agreement (the “Escrow Agreement”). Under the Escrow Agreement, one-sixth (1/6) of the Escrow Shares are to be released to the VMC Officers and Directors, on a pro-rata basis, for every AUD$1,000,000 ($888,000) in financing raised by the Company at a price per share equal to or greater than AUD$0.30 ($0.266) (the “Financing Release”).  If the Company consummates one or more financing transactions at a price per share that is less than AUD$0.30 ($0.266), the Escrow Shares are to be released to the Company for cancellation at the following rate:

X = Y - (A)(Y)
                 B

Where:
X =        the number of Escrow Shares to be released for cancellation by the Company.

Y =        the number of shares of Cliff Rock Shares (and/or Cliff Rock Shares acquirable upon exercise or conversion of securities issued in the financing).

A =       the price per share of Cliff Rock Shares (and/or Cliff Rock Shares acquirable upon exercise or conversion of securities issued in the financings) issued in the financing.

B =        AUD$0.30 ($0.266).

Any Escrow Shares remaining three years after the Closing Date, after giving effect to the Financing Release and the cancellation of Escrow Shares set forth above, will be released to the VMC Officers and Directors.

Under the Exchange Agreement and the Share Sale Agreement, the VMC Shareholders have agreed that their Cliff Rock Shares issued pursuant to the Share Exchange are subject to a six (6) month voluntary lock up commencing on the Closing Date.

Prior to the Closing Date, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on the Closing Date, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares (approximately 84.8% of the issued and outstanding Cliff Rock Shares) issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Following the Closing Date, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, $0.001 par value, to 200,000,000 shares of common stock, $0.001 par value by a Certificate of Amendment effective July 12, 2010.

The issuance of the 71,471,764 Cliff Rock Shares to the VMC Shareholders was deemed by the Company and VMC to be a reverse acquisition for accounting purposes, as VMC will control the Company following the Share Exchange. Accordingly, VMC is regarded as the predecessor entity as of the Closing Date.  Further, for accounting purposes, the Company will account for the assets and liabilities of the Company and VMC on a consolidated basis at their historical cost, with VMC being the acquirer for accounting purposes. The Company adopted the fiscal year-end of VMC, the accounting acquirer, which ends June 30.

Cliff Rock Resources Corporation

Cliff Rock Resources Corp. (“Cliff Rock”) was incorporated on February 4, 2005 under the laws of the state of Nevada with the intention of acquiring mineral exploration projects.  Cliff Rock proposed conducting mineral exploration activities on its IQUE Claim, located on Vancouver Island, British Columbia, but had not identified any commercially exploitable reserves of copper, gold or other metals at the time of the Share Exchange.   In early 2010, the Company made the decision to abandon the IQUE Claim with no further obligations or costs in light of the Company’s recent commercial focus and the uncertainty regarding their mineral exploration phases.

Virtual Medical Centre

VMC was originally organized as Virtual Cancer Centre Pty Ltd. under the laws of Australia on April 10, 2002. The corporation’s name was changed to Virtual Medical Centre Pty Ltd. on July 23, 2007.

Virtual Cancer Centre began in August 2001 as an intranet site with credible, evidence-based health information about cancer, created by Dr. Andrew Dean, a senior palliative care specialist in Western Australia. The Virtual Cancer Centre website grew in popularity on the strength of its easy presentation of useful information and successful implementation of the Editorial Advisory Board (“EAB”) model (which afforded participating specialists direct ownership and control of the website and its information).  As a result, the appeal of the EAB model to practitioners in other specialties became clear, and demand spread to extend the website’s coverage to include information on non-cancer illnesses.  Thus, in 2007, Virtual Cancer Centre became Virtual Medical Centre, Ltd., providing free health information to health professionals and the general public on over 22 specialist areas at its health portal, www.virtualmedicalcentre.com.

VMC has grown to become a leading provider of online medical content, continuing medical education and health information for consumers, patients and medical professionals in Australia.  VMC has been expanded to most medical disciplines, including gastroenterology, rheumatology, cardiology, respiratory medicine and neurology, and features more than 1,100 medical specialists from Australia, the U.S., Canada, New Zealand and the United Kingdom. The EAB regularly contributes content in the form of articles and videos, and also edits and reviews other content for quality control purposes

One hundred percent of VMC’s earnings are reported and reflected as earnings of the Company, and as of June 30, 2010, they currently represent all of the Company’s earnings.

Key Financial Highlights of this Quarter:

Key financial highlights for the quarter ended June 30, 2010 include:
•
During the three months ended June 30, 2010, total revenue increased by 331% to $238,862, compared to $72,081 in the three months ended June 30, 2009.  For the nine months ended June 30, 2010, total revenue increased by 215% to $697,898, compared to $324,563 in the nine months ended June 30, 2009.

•
Loss from operations increased by 11% to $(761,439) for the three months ended June 30, 2010, compared to $(683,569) for the three months ended June 30, 2009.  For the nine months ended June 30, 2010, loss from operations increased 29% to $(1,255,891) from $(972,263) in the nine months ended June 30, 2009.

•
Net loss increased by 10% to ($493,613) for the three months ended June 30, 2010, compared to a net loss of $(448,876) for the three months ended June 30, 2009.  For the nine months ended June 30, 2010 net loss increased by 30% to $(988,605), compared to a loss of $(762,949) in the nine months ended June 30, 2009.

Revenue

Our total revenue was $238,862 for the three months ended June 30, 2010 and $697,898 for the nine months ended June 30, 2010, an increase of $166,781 and $373,335, respectively, from the corresponding periods ended June 30, 2009 for the reasons described below.  Our total revenue is comprised of advertising revenue and a research and development (R&D) grant from the Australian government.

Advertising Revenue

Advertising revenue came from advertising and sponsorship for both our Medical Consumer services (content aimed at general consumers) and Medical Professional services (content aimed at medical professionals).

Advertisement placements appeared on both the VMC website and our fortnightly e-newsletters. Sponsorship included providing educational information relevant to the disease and product area, creating interactive screening and monitoring tools, and promoting educational videos and brochures.

Advertising revenue came from advertising and sponsorship for both the Medical Consumer and Medical Professionals market. Earnings from the Medical Consumer market were primarily a result of increased revenues from VMC’s joint venture with Telstra Australia’s ISP company, BigPond.

Increases in the Medical Professional market were attributable to contracts for 12 month advertising and educational sponsorships with new clients, St Jude Medical, Orphan Australia and Novogen Consumer Healthcare. VMC’s significant growth in revenue in this market as compared to the same periods last year was due to VMC continuing to develop its relationship and reputation within the pharmaceutical industry and also its efforts to evolve its product offering to better respond to clients’ needs.  VMC will continue to enhance its product offering to the pharmaceutical industry in an effort to further increase revenue, although no assurance can be given that it will be successful in doing so.

Research and Development Grant

A portion of VMC’s revenue is the result of a grant from the Australian government, in the form of a tax offset from the Australian Federal Government’s Department of AUS Industry, for research and development expenses. This program was put in place to encourage businesses to invest in research and development. Australian companies apply for these grants, and this is VMC’s eighth year of successful participation in this program.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2010 was $1,000,301, and the nine months ended June 30, 2010 was $1,953,789, an increase of $244,651 and $656,963, respectively, from the corresponding periods ended June 30, 2009, for the reasons described below.  Our total operating expenses consist of the following:

Employment expenses
We have 9 full-time employees, 4 part-time employees and 11 independent contractors including 8 medical researchers. For the three and nine months ended June 30, 2010, employment expenses increased by $102,243 and $364,307, respectively, as compared to the same periods in the last year.  The increase is the result of the hiring of management and staff in connection with the Share Exchange. We expect employment expenses to remain constant over the next 12 months.

Travel expenses
Our travel expenses for the three months and nine months ended June 30, 2010 increased by $194,405 and $173,512, respectively.  We have incurred significant travel to the United States in connection with the Share Exchange and our fund raising efforts. We expect to continue to incur significant travel costs over the next 12 months as we pursue additional funding.

Contractors and consultants
Our contractors and consultants expense for the three months and nine months ended June 30, 2010 increased by $117,257 and $147,648, respectively.  During the nine months ended June 30, 2010, we hired business and capital advisors in the United States to assist us with the listing of our shares on the Over-The-Counter Bulletin Board and associated filings required by the Securities and Exchange Commission in establishing the business for trading and capital raising purposes.   We expect our contractors and consultants expense to remain high over the next 12 months as we pursue financing for our company.

Marketing expenses
Our marketing expenses increased by $26,821 and $52,780 for the three months and nine months ended June 30, 2010, respectively. We expended additional marketing dollars to increase public awareness of our services. We expect to continue a significant marketing program over the next 12 months as we work to create a worldwide awareness.

General and administrative expenses
Our general and administrative expense for the three months and nine months ended June 30, 2010 decreased $185,296 and $70,700, respectively due to the implementation of cost cutting procedures during 2010 due to our limited capital resources.

Income Tax Benefit

Our income tax benefit for the three months and nine months ended June 30, 2010 was $278,484 and $281,915, respectively, compared to $281,915 and $216,270 for the same periods in 2009.   This  is primarily because we are entitled to tax refunds from the Company Australian Taxation Office as a research and development company. As we enter the revenue generating stage we expect such refunds will decrease and that we will eventually be subject to income taxes.

Recent Accounting Pronouncements- This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Liquidity and Capital Resources

As of June 30, 2010 the Company had cash of $41,475 compared to $72,286 as of September 30, 2009.  Working capital as of June 30, 2010 equaled a deficit of $1,674,765 compared to $571,294 as of September 30, 2009.

During the nine months ended June 30, 2010, the Company used $387,997 in operating activities compared to $921,566 for the same period in 2009.  The change is primarily the result of the increase in accounts payable and accrued expenses between the two periods.

During the nine months ended June 30, 2010, the Company used $9,251 in investing activities compared to $0 for the same period in 2009.  This increase is the result of purchases of fixed assets.

Cash provided by financing activities totaled $228,650 for the nine months ended June 30, 2010 compared to $799,789 for the same period in 2009.  The primary sources of financing capital in 2009 came from the sale of share capital in the amount of $817,587.  In 2010 we received proceeds from related party loans of $119,968 and proceeds from notes payable $116,992.  We repaid $8,310 and $2,244 of finance lease obligations in 2010 and 2009, respectively.

We do not currently have sufficient cash to meet our operating needs for the next twelve months. We estimate that we will need to raise approximately $2,000,000 to meet our outstanding obligations and to cover our operating expenses for the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our PEO and PFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports are accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2010, the Company issued a 3% interest promissory note in the amount of $21,658.  At the option of the holder, such promissory note was convertible into shares of our common stock at a price of $0.35 per shares.  Such note was repaid on June 24, 2010.

On May 4, 2010, the Company issued to the holder of the $21,658 promissory note described above, a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.30 per share.  Such warrant expires on May 24, 2013.

In May and June, 2010, the Company issued promissory notes to various individuals (the “Note Holders”) in the aggregate amount of $110,000.  Such notes earn interest at a rate on 30% per annum and become due and payable on August 2, 2010.  At the discretion of the Note Holders, the principal amount of the promissory notes may be converted into an aggregate of 314,281 shares of the Company’s common stock.  In addition, upon such conversion, the Note Holders are to receive warrants to purchase an aggregate of 314,281 shares of the Company’s common stock.  In the event that the promissory notes are not converted, at the time of repayment, the Note Holders are entitled to receive an aggregate of 110,000 shares of the Company’s common stock as interest on such promissory notes.

As of August 20, 2010, an aggregate amount of $5,000 has been repaid and the Note Holders holding an aggregate of $75,000 of notes have agreed to extend the maturity of such notes to October 1, 2010. In consideration for such extension, the Company has agreed to pay the extending Note Holders a forebearance fee of $3,500 for every $10,000 of notes.

The Company is currently negotiating with the holder of the remaining $30,000 note for the extension thereof.

On June 29, 2010, the Company issued a 3% promissory note in the amount of $15,000, payable on August 2, 2010.  As of August 20, 2010, $10,000 of this note has been repaid and the note holder has agreed to extend the maturity on the remaining $5,000 to August 27, 2010. Upon full payment of the note, the note holder is entitled to receive a warrant to purchase 15,000 shares of the Company’s common stock at an exercise price of $0.30 per share. Such warrant expires on August 2, 2013.

The securities described above were issued upon a reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 and the regulations promulgated there under. We believe that this exemption from registration was available because the sale of the securities did not involve a public offering, and each purchaser represented to us, among other things, that he, she or it was acquiring the shares for his, her or its own account, had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that such purchaser has sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment and is or was able to bear the risk of loss of the entire investment.

On May 27, 2010, and as previously disclosed in the Current Report on Form 8-K filed by the Company on May 28, 2010, the Company issued an aggregate of 71,471,764 shares of its common stock in connection with the Share Exchange more fully discussed under Part I, Item 2 above.   The issuance of such shares is exempt from registration pursuant to Rule 903 of Regulation S promulgated under the Act.  We believe that this exemption from registration was available because each shareholder  represented to us, among other things, that he, she or it was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that such shareholder was sophisticated and was able to bear the risk of loss of the entire investment.  Further, we did not otherwise engage in distribution of these shares in the U.S.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  [Removed and reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Exchange Agreement dated May 27, 2010*

10.2	Share Sale Agreement dated May 27, 2010*

10.3	Escrow Agreement dated May 27, 2010*

10.4	Form of Promissory Note

10.5	Form of Warrant

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

Date: August 23, 2010	VIRTUAL MEDICAL CENTRE, INC.

	By:	/s/ Wayne Hughes
Wayne Hughes
Chief Executive Officer