Form 10-K
period 2010-06-30
Virtual Medical Centre, Inc.
filed 2010-10-13
CIK 1341995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

VIRTUAL MEDICAL CENTRE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0459440
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

L1, 414 Scarborough Beach Road, Osborne Park, WA, Australia, 6017
 (Address of Principal Executive Office)

+61-8-938-0344
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) ☑  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009, based on the closing price of the Over-The-Counter Bulletin Board was $766,920.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on October 6, 2010: 84,253,764.

TABLE OF CONTENTS

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Company Overview

Virtual Medical Centre, Inc. (“Virtual Medical,” the “Company,” “we,” or “us”) was incorporated on February 4, 2005 under the laws of the state of Nevada under the name “Cliff Rock Resources Corp”, and was originally organized for the purpose of acquiring mineral exploration projects.   On May 27, 2010, the Company entered into an Exchange Agreement, more fully described below (the “Exchange Agreement”), with Virtual Medical Centre Limited (“VMC”), a company incorporated under the laws of Australia on August 28, 2001.  VMC is engaged in the business of providing online medical content, continuing medical education and health information to consumers, patients and medical professionals.  Pursuant to the terms of the Exchange Agreement, on July 12, 2010 the Company filed an amendment to its Articles of Incorporation changing its name to “Virtual Medical Centre, Inc.”

Merger of Cliff Rock and VMC

On May 27, 2010 (the “Closing Date”), Cliff Rock entered into the Exchange Agreement  with VMC and a Share Sale Agreement (the “Share Sale Agreement”) with each of the shareholders and option holders of VMC, pursuant to which Cliff Rock acquired all of the issued and outstanding ordinary shares (“VMC Shares”) and options (“VMC Options”) of VMC. Prior to the Exchange Agreement, there was no relationship between Cliff Rock and VMC or their respective affiliates, other than in respect of the Exchange Agreement and the transactions contemplated thereby.

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

The Exchange Agreement provided that after the Closing Date, the Company would use all reasonable efforts to raise up to AU$6,000,000 ($5,328,000), either through the issuance of equity, convertible securities or debt, or a combination thereof, at a purchase price of not less that AU$0.30 ($0.266) per share (the “Minimum Purchase Price”).

In order to mitigate the effects of future financings, Wayne Hughes, VMC’s Chief Executive Officer, Thomas Maher, VMC’s Chief Operating Officer, and Dr. Andrew Dean, a director of VMC (collectively, the “VMC Directors and Officers”) agreed that an aggregate of 20,000,000 shares of common stock of Cliff Rock otherwise issuable to them under the Share Exchange be placed into escrow (the “Escrow Shares”) for a period of three years from the Closing Date, in accordance with the terms of an escrow agreement (the “Escrow Agreement”). Under the Escrow Agreement, one-sixth (1/6) of the Escrow Shares are to be released to the VMC Officers and Directors, on a pro-rata basis, for every AU$1,000,000 ($888,000) in financing raised by the Company at a price per share equal to or greater than AU$0.30 ($0.266) (the “Financing Release”).  If the Company consummates one or more financing transactions at a price per share that is less than AU$0.30 ($0.266), the Escrow Shares are to be released to the Company for cancellation at the following rate:

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

B =           AU$0.30 ($0.266).

Any Escrow Shares remaining three years after the Closing Date, after giving effect to the Financing Release and the cancellation of Escrow Shares set forth above, will be released to the VMC Officers and Directors.

Under the Exchange Agreement and the Share Sale Agreement, the VMC Shareholders have agreed that their Cliff Rock Shares issued pursuant to the Share Exchange are subject to a six month voluntary lock up commencing on the Closing Date.

Prior to the Closing Date, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on the Closing Date, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Following the Closing Date, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, $0.001 par value, to 200,000,000 shares of common stock, $0.001 par value, by a Certificate of Amendment effective July 12, 2010.  The Company has further secured the approval of a majority of its shareholders for a further increase in the Company’s capital stock and authorization of preferred stock and has filed a preliminary information statement relating to such approval with the Securities and Exchange Commission on Schedule 14C.

The issuance of the 71,471,764 Cliff Rock Shares (now, shares of the Company’s common stock) to the VMC Shareholders was deemed by Cliff Rock and VMC to be a reverse acquisition for accounting purposes, as the former VMC Shareholders control the Company following the Share Exchange. Accordingly, VMC is regarded as the predecessor entity as of the Closing Date.  Further, for accounting purposes, the Company will account for the assets and liabilities of the Company and VMC on a consolidated basis at their historical cost, with VMC being the acquirer for accounting purposes.   The Company will continue to file annual and quarterly reports based upon the fiscal year-end of VMC, the accounting acquirer, which is June 30.

History of VMC

VMC was originally named “Virtual Cancer Centre Pty Ltd.” and was incorporated as an Australian corporation on August 28, 2001, with a name change to “Virtual Medical Centre Pty Ltd.” on July 23, 2007. The Company changed its status from a proprietary company (Pty Ltd) to a public company (Limited) on December 17, 2007 and further changed its name to Virtual Medical Centre Limited.

Virtual Cancer Centre was created by Dr. Andrew Dean, a senior palliative care specialist in Western Australia, in response to the level of misinformation on medical issues that he perceived on the internet in the early 2000s. Dr. Dean discovered that his patients had a pronounced need for information on cancer, and he thus developed an intranet site about cancer at his hospital for his patients’ use. Shortly after developing his site, medical professionals and patients from other hospitals requested access to the information, leading to the creation of the internet-based Virtual Cancer Centre in August 2001. Virtual Cancer Centre also formed the Editorial Advisory Board (EAB)   to provide an information resource about popular topics in oncology and to provide a channel for medical oncologists to communicate this information to their patients. Virtual Cancer Centre offered reputable health professionals a means of counterbalancing misleading alternative information found on the internet with credible, evidence-based health information.

The Virtual Cancer Centre website grew in popularity and internet traffic on the strengths of its easy presentation of useful information and successful implementation of the EAB model (which afforded participating specialists direct ownership and control of the website and its information).  As a result, practitioners in other specialties began to learn about VMC’s EAB model, and demand spread to extend the website’s coverage to information on non-cancer illnesses.  Thus, in 2007, Virtual Cancer Centre became the Virtual Medical Centre (VMC) website, providing free health information   to health professionals and the general public on over 22 specialist areas at its health portal, www.virtualmedicalcentre.com.

Since its inception, www.virtualmedicalcentre.com has grown to become one of Australia’s leading providers of free online medical content, continuing medical education and health information for consumers, patients and medical professionals. The VMC website has been expanded to most medical disciplines, including gastroenterology, rheumatology, cardiology, respiratory medicine and neurology, and features more than 1,100 medical specialists on the EAB from Australia, the U.S., Canada, New Zealand and the United Kingdom. The EAB regularly contributes content in the form of articles and videos and edits and reviews other content for quality control purposes. Currently, the VMC website has approximately 10,000 members from the medical community, which represents approximately 20% of all medical professionals in Australia.  The VMC model is to provide up-to-date and relevant content, designed and written both by doctors for doctors and by doctors for consumers.

The VMC website features more than 30,000 pages of medical information, paid market research and continuing medical education services. Currently, the website experiences more than 500,000 unique visitors and 5 million page views per month, with approximately 70% on average of such traffic originating from Australia, and 10% from the U.S.  The Company believes that the quality and approach to online medical information represented on the www.virtualmedicalcentre.com website sets it apart from other medical content providers. In contrast to many of its larger competitors and other sites that provide a fragmented and untargeted approach to information of a health or medical nature, the guiding principle of the VMC website is to provide comprehensive, targeted and current information on a range of health and medical issues and topics in a consumer and patient friendly medical journal style.

VMC generates its revenue from large multinational pharmaceutical companies and other high profile health-related advertisers through the online advertisement of prescription medicines strictly to doctors and non-prescription health products to consumers. Additional revenue is also derived from the provision of content to a leading online publisher, Telstra Australia (BigPond).  For VMC’s fiscal year ended June 30, 2010, Telstra Australia (BigPond) represented approximately 34% of VMC’s revenue. No other customer represented more than 10% of VMC’s revenue for the period.

Current Business of our Company

Following the reverse merger with Cliff Rock, on May 27, 2010, the Company commenced operations of its business in the United States. The Company’s stock was initially quoted on the Over-the-Counter Bulletin Board and is now quoted on the Over the Counter QB (the “OTCQB”) and Pink Sheets under the symbol “VMCT” (formerly “CLFR”).  One hundred percent of VMC’s earnings are reported and reflected as earnings of the Company, which currently represent all of the Company’s earnings.  We expect to use earnings from VMC and the proceeds from any future financings to fund our working capital needs, proposed investments by VMC and future acquisitions as we continue our growth.

We plan to license all content, information platforms and services from our wholly owned subsidiary VMC. Terms of the license are under negotiation and are expected to close in the autumn of 2011.  We also currently have a licensing arrangement with Telstra Australia (BigPond) to provide BigPond with comprehensive health and well-being content for their new online health section.

 Strong market demand from the Australian pharmaceutical industry for a real-time online market research tool has guided VMC to design, develop and promote two new web portals that are mutually beneficial: Visum and its associated portal, Primo DR. These portals are actively expanding VMC’s professional membership base.

•
Visum: Visum is a free secure online environment where medical professionals (specialists and general practitioners) can exchange medical knowledge and ideas in a trusted, innovative and real-time environment. Visum allows doctors to post clinical, practice management or health policy questions and receive virtually immediate responses at no cost.

•
Primo DR: Primo DR is Australia’s only online real-time market research tool that generates virtually immediate responses for specific product or service questions posted from the high volume of doctors who actively use the Visum network.

The potential benefits of Visum are illustrated by the largest online physician community in the U.S., Sermo, which is similar to the Visum network and has attracted more than 115,000 members who routinely interact with each other online. Sermo is free to practicing physicians. Revenue is generated as healthcare institutions, financial services firms and government agencies purchase Sermo’s products in order to access this elite group of practitioners.

The Primo DR portal generates revenue from pay-for-market research. Pharmaceutical, financial and other companies or individuals pay to pose questions to our pool of medical professionals.

Currently, VMC has major pharmaceutical companies as paying clients of Primo DR and is actively negotiating with several additional companies. VMC currently charges AU$20,000 ($17,760) per year for a client to post 12 questions annually. VMC’s forecast is to attract an initial client base of 20 pharmaceutical, medical device, government and other healthcare-related companies. Additionally, VMC intends for its future marketing activities to include promotions to medical practitioners in order to expand the user network and to pharmaceutical company executives through industry journals.

Presently, our growth strategy includes actively seeking out potential partners and acquisition candidates in order to expand and increase what we view as niche growth opportunities in North America. These opportunities would include partnering to supply our existing and additional Continuing Medical Education (CME) modules to the U.S. market, expansion of our paid market research forum for doctors and surgeons and extension of the VMC white paper sponsorship model into the U.S. pharmaceutical market as a means of distributing current and relevant information on pharmaceutical products.

In addition, our wholly owned subsidiary, VMC, has identified and entered into an agreement to purchase a majority interest in Pharmacy Online, a leading online pharmacy. The investment is expected to be completed in the fourth quarter of 2010.  Following such investments, we expect the Company and Pharmacy Online to experience growth in their qualified online traffic as we filter VMC’s viewer traffic through and integrate with the Pharmacy Online site, and we believe that this will result in increased sales and revenue for both companies.

Competition

There are several other businesses that offer similar products and services as VMC. The top three Australian health online information providers measured by site visitors are VMC, NineMSN Health and MyDr.  NineMSN Health is Australia’s largest online content publisher with 10.3 million people visiting the site every month.  NineMSN Health is a joint venture between Microsoft and PBL Media, effectively acting as the website for both the Nine Network and MSN in Australia.  The website delivers online and mobile health and wellness news to all users of MSN and is the default homepage for Internet Explorer users in Australia.  MyDr is an Australian healthcare website intended to provide Australian consumers with comprehensive health information resources in Australia. It is a project of the MIMS Consumer Health Group, a division of the global healthcare publishing company, UBM Medica.

VMC’s primary U.S. competitor is WebMD, the leading US provider of health information services, serving consumers, physicians, healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. Approximately 80 million unique visitors access the WebMD Health Network each month. The Network includes WebMD Health, Medscape, MedicineNet, eMedicine, eMedicine Health, RxList, theHeart.org and drugs.com.

We believe that, in providing an innovative multi-faceted online medical resource for health consumers and health professionals, VMC competes, and the Company is poised to compete, in these markets by virtue of:

•
the unbiased nature of our extensive and growing free content on two levels: a readily accessible patient level and a password secure professional level. The credibility of the content is indicated by our international accreditation with Health On the Net (“HON”), a non-governmental non-profit organization,  through their ethical code certification, which is annually reviewed by HON;

•	our altruistic independent EAB who volunteer their time to developing and improving our web content, as they are passionate about VMC and patient and consumer education;
•	our online tools that allow patients and consumers to track and monitor their health and various conditions;
•
our sought-after Continuing Medical Education (CME) programs. Australia’s main CME provider, the Royal Australian College of General Practitioners, have accredited VMC’s CME programs and featured our model as an effective model of education for health professionals. Further, we have been approached by interested parties who believe the model would translate well to the U.S.; and

•
our status as the only company with a separate forum for health consumers and a password secure forum for doctors. Our doctor’s forum, Visum, follows a similar model to the popular U.S. Sermo forum.  On average, Visum’s doctor registrations have increased over 30% per month since its launch in November 2009, and as of June 30, 2010 there were approximately 500 doctors using this website.

Intellectual Property

We rely on a combination of copyright and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary content, computer software and databases. In addition, we require that all employees sign an agreement prohibiting them from disclosing or using our confidential information and requiring them to disclose and assign to us any new ideas, developments, discoveries or inventions related to our business. Further, we enter into non-disclosure agreements with business partners and customers in the ordinary course of business. The Company presently has no formal trademark or patent protection in Australia or the U.S.

As noted above, we plan to license all content, information platforms and services from our wholly owned subsidiary VMC by the end of the year 2010 and we currently have a licensing arrangement with Telstra Australia (BigPond) to provide BigPond with comprehensive health and well-being content for their new online health section.

Research and Development

For VMC’s fiscal year ended June 30, 2009, approximately $770,000 was spent on research and development (“R&D”) activities, of which approximately $246,000 was eligible for a tax concession from the Australian government as a government incentive for R&D under Section 39J of the Australian Industry Research and Development Act 1986.  For VMC’s fiscal year ended June 30, 2010, approximately $925,000 was spent on R&D, of which approximately $270,000 was eligible for a tax concession from the Australian government. The balance of such R&D expenditures were funded from the Company’s operating amounts.

Regulatory Approvals and Government Regulation

We believe that we are compliant with all Australian healthcare legislation including the Therapeutic Guidelines and Medicines Australia legislation which regulates the advertising and communication of over the counter and prescription medicines and devices.  We believe that we are compliant with the Australian Spam Act (Cth) 2003 and the Privacy Act (Cth) 1988 (our privacy policy is available here: http://www.virtualmedicalcentre.com/featuredpages.asp?artid=86). In addition, we are accredited by HON through a code certification indicating our website operates at the highest level of transparency and ethical standards under such code (our advertising policy is available here: http://www.virtualmedicalcentre.com/featuredpages.asp?artid=72).

As we begin to focus on the U.S. market, the information and advertising featured on our website relating to pharmaceutical and other medical products will be subject to regulation by the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”).  The FDA also regulates the safety and advertising of over-the-counter drugs.  Specific portions of our website may be spotlighted by regulators, especially discussions concerning the use of over-the-counter drugs, regulated products or potential sponsorships of pharmaceutical and medical products. The U.S. Federal Food, Drug and Cosmetic Act (the “FDC Act”) covers the approval of prescription drugs and regulates the dissemination and marketing of information about such drugs.  Therefore, to the extent we advertise products subject to the FDC Act, we must use care to comply with these requirements, including those related to the promotion of prescription drugs through our online advertising.  We will work to comply with FDA and FTC regulations, along with any state requirements based on states’ consumer protection statutes.  The increased regulations of our website due to U.S. federal and state directives could make it more difficult for us to obtain advertising and sponsorship revenue.

We are currently in negotiations with a leading U.S. distributor to provide them with, or to independently distribute, our existing and newly developed content for an independent medical or scientific education program as CME for medical professionals.  Once this partnership is in place, we anticipate FDA evaluation of the CME activities to determine their independence from and non-promotion of providers and supporters.  In addition, we will work with the U.S. distributor to seek accreditation by the Accreditation Council for Continuing Medical Education, which oversees and accredits providers of CME programs.

Our website features advertising and promotional activities which would be subject to U.S. federal and state consumer protection laws regulating unfair and deceptive practices, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) and data protection regulation.  These consumer protection laws regulate the presentation of content on a website and also contain standards for security, access, notice and choice.  We will work to remain in compliance with these consumer protection laws, but a determination that we do not meet the standards could result in monetary liability and adversely affect our business.  As we branch into the U.S. market, we intend to structure our website and other operations to comply with laws in some states prohibiting business entities from practicing medicine.  Our current and continuing goal is to employ and work with medical professionals to provide health information to consumers, and we have no intention of providing medical care or advice.  Further, we also intend to structure our relationships with physicians and entities so as to avoid any non-compliance with federal and state healthcare anti-kickback laws.

Employees

                As of October 6, 2010, the Company, including our Australian subsidiary, VMC, has 9 full-time employees, 4 part-time employees and 11 contractors, including 8 medical researchers, a medical spokesperson, a marketing director and the chief financial officer.

We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group.

ITEM 1A – RISK FACTORS

You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

We have incurred significant operating losses and may not be profitable in the future, if ever, and we may be unable to continue as a going concern.

As of the fiscal year ended June 30, 2010, we had a cash and cash equivalent balance of $41,475. We have incurred significant operating losses since our inception, resulting in a deficit of $1,465,928 for the fiscal year ended June 30, 2010. Such losses are expected to continue for the foreseeable future and until such time, if ever, as we are able to attain sales levels sufficient to support our operations. We do not currently have sufficient cash to meet our operating needs for the next twelve months. In addition to our anticipated revenues, we estimate that we will need to raise approximately $2,000,000 to meet our outstanding obligations and to cover our operating expenses for the next twelve months.

Our history of losses, operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors that raise substantial doubt as to our ability to continue as a going concern.  If we are unable to achieve revenues or obtain financing, then we may not be able to commence revenue-generating operations or continue as a going concern.

We have found material weaknesses in our system of internal controls over financial reporting and disclosure controls as of June 30, 2010, which could adversely affect our ability to record, process, summarize and report certain financial data. As a result, our internal controls over financial reporting and disclosure controls and procedures are ineffective as of June 30, 2010.

In connection with its evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2010, our management determined that two deficiencies: (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, both individually and in the aggregate, constituted material weaknesses in the Company’s internal controls over financial reporting because they resulted in a reasonably possibility that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected.

A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duties also is critical to reduce effectively the risk of mistakes and inappropriate actions to prevent fraud and to discourage collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure. Because we have limited financial personnel and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.

As a result of these material weaknesses in the Company’s internal controls over financial reporting, management has concluded that as of June 30, 2010, the Company’s internal controls over financial reporting were not effective. Such material weaknesses in internal controls over financial reporting also led our management to conclude that the Company’s disclosure controls and procedures were not effective as of June 30, 2010, to ensure that certain financial information related to these matters required to be disclosed in the Company’s filings and submissions to the SEC under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the required time periods.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for the fiscal year ended June 30, 2010. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. We may not be able to devote sufficient personnel and resources to internal accounting functions and financial statement preparation. Therefore, there can be no assurance that remediation of these material weaknesses will occur in the near future. Moreover, there can be no assurance that the Company will not discover additional material weaknesses or combinations of significant deficiencies as it evaluates and tests such controls in the future. Such material weaknesses could adversely affect our ability to record, process, summarize and report our financial information.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

As indicated in the previous risk factor, our management has identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures. In addition, if we fail to achieve and maintain the adequacy of our internal controls and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are important to helping ensure that we produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or discontinue operations.

If we are not able to secure the financing we need at the current time or in the future, we may not be able to undertake any planned operational expansions or acquisitions. As a result, we may have to modify our business plans accordingly or may be required to discontinue our business operations. There is no assurance that additional financing will be available to us when needed, or if made available, on terms that are favorable to us.  Further, any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to those granted to existing shareholders.

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations.

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;
•	Management’s attention may be diverted from other business concerns;
•	We may enter markets in which we have limited or no direct experience;
•	We may lose key employees, customers or vendors of an acquired business;
•	The synergies or cost savings we expected to achieve may not be realized;
•	We may not realize the value of the acquired assets relative to the price paid; and
•	Despite our diligent efforts, we may not succeed at integration, quality control or other customer issues.

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to ensure the potential acquisition fits with our strategic objectives. In addition, we believe we have adequate resources and appropriate integration procedures to transition the newly acquired company efficiently.

We may not be able to manage our growth effectively.

The expansion necessary for us to fully exploit the market for our products and services requires an effective planning and management process.  Growth, if it occurs, will likely place a significant strain on our managerial, operational and financial resources.  To manage our growth, we must implement and improve our operational system and expand, train and manage our employee base.  There can be no assurance that our systems, procedures or controls will be adequate to support operations or that management will be able to achieve the expansion necessary to fully exploit the market for our products and services, and the failure to do so would have a material adverse effect on our business, operations and financial condition.

Our results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be tested at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our impairment tests annually in the fourth quarter, using available forecast information.

If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings in the period such impairment is identified and a corresponding reduction in our net asset value.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which will require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs will reduce or might eliminate our profitability.

We are required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder.  To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements.  Given the significance of the operations of our Australian subsidiary to our business, our financial statements must be audited in accordance with Australian accounting standards.   Auditing by a non-U.S. independent registered auditor for compliance with U.S. generally accepted accounting principles (GAAP) is permitted under SEC rules and such audited financial statements may be considered acceptable for U.S. company periodic reports, if such auditor is registered with the Public Company Accounting Oversight Board (PCAOB) and an U.S. independent PCAOB registered accounting firm conducts a review of the quality controls of the non-U.S. auditors and a review of one of their PCAOB engagements.

Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot presently be determined and will have a major effect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

Our business may suffer if we are unable to establish and expand our brand recognition.

The establishment and expansion of our brand in the U.S. is critical to building our customer base and successfully implementing our business strategy.  At present, our products and services focus primarily on Australia. While we are actively expanding our site  http://www.virtualmedicalcentre.com  in the United States, there can be no assurance that the market will positively accept our services, products, or brand. The success of our business will depend upon widespread market acceptance of our current and future products and services, and there can be no assurance as to the overall acceptance by our targeted customers of such products and services. Further, there can be no assurance that the market for these products and/or services will develop or be sustained.

The establishment and enhancement of our brand will also depend, in part, on our success in creating a user-friendly experience.  There can be no assurance that we will be successful in achieving this goal.  If customers who use our products and services do not perceive our existing products and services to be useful or high quality, or if we modify or alter our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be significantly diminished, thereby decreasing the attractiveness of the products and services that we offer.

We may issue additional equity shares to fund our Company’s operational requirements which would dilute our shareholder’s share ownership.

The Company’s continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Our management may also determine that it is in the best interest of the Company to develop new services or products.  In any such case, additional financing will likely be required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans.  The sale or the proposed sale of substantial amounts of our common stock, preferred stock or other securities in the public markets or in private transactions may adversely affect the market price of our common stock and dilute the share ownership of existing shareholders.  Further, the issuance of preferred stock or securities could be on terms superior to the terms of the existing common stock.

The price of our common stock may be volatile.

As of October 6, 2010, the last trade price of our common stock, as quoted on the OTCQB and Pink Sheets, was $0.285. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	announcements of technological innovations or new products or services by us or our competitors;
•	government regulatory action affecting our products or our competitors' products in the U.S., Australia and other foreign countries;
•	developments or disputes concerning copyright, trademark patent or proprietary rights;
•	economic conditions in the U.S., Australia or elsewhere;
•	actual or anticipated fluctuations in our operating results;
•	broad market fluctuations;
•	failure of the Company to earn revenues or profits;
•	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
•	failure to further commercialize our technology or to make sales;

•	reduction in demand for our products and services;
•	potential litigation with or legal claims and allegations by third parties, which would reduce our revenue and increase costs;
•	insufficient revenues to cover operating costs;
•	the non-proprietary nature of aspects of the Company's business;
•	further dilution of existing shareholders' ownership in Company; and
•	uncollectible accounts and the incurrence of expenses to collect amounts owed to the Company.

Our shares of common stock are very thinly traded, and the price may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock in the future.

Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect the relative value of the Company. There can be no assurance that there will be an active market for our shares of Common Stock either now or in the future. Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for a loan.

The global economic downturn could adversely affect our advertising revenues and our overall financial condition.

The global economic downturn could impact our healthcare-related services, including the ability of our medical professional base to regularly contribute and edit content for our health portal.  The economic downturn could also impact the Company’s ability to generate revenues through online advertising as potential advertisers may reduce the number of their advertisements or withdraw advertisements completely due to budgetary cutbacks within their own pharmaceutical or health-related companies.  The troubled economy could also challenge the financial health of our advertisers, potentially resulting in their failure to make timely payments to the Company.  Any one or more of these possibilities could have an adverse effect on our business, revenues and overall financial position.

Our international operations may subject us to additional costs and risks.

While the Company, through its wholly owned subsidiary VMC, is established in Australia and its health portal is well-known among the Australian medical community, we may face challenges in managing the overseas operations in the U.S. with potential issues in integrating the U.S. personnel and work products into the overall Company and the lack of direct control over the U.S. operations.  The Company could face additional costs associated with the U.S. operations in the event of changes in foreign laws, regulations and policies. Unfavorable changes in the foreign currency exchange rates could increase the costs of our operations in the United States, and we do not currently engage in any activities to hedge our foreign currency exposure.

In addition, our international operations and business presents us with additional risk exposures, including the following:

•	Unexpected changes in regulatory requirements;

•	Difficulties in staffing and managing foreign operations;
•	Potentially adverse tax consequences; and
•	Cultural and legal differences in the conduct of business.

Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, financial condition and operating results.

Our internet-based business has limited operating history.

Our internet-based service business has a limited operating history and in its short history has undergone extensive and substantial alterations in order to remain current and competitive with the ever-changing markets for internet businesses.  As the market for healthcare information and related services on the internet continues to evolve and change, we cannot guarantee that our business will continue to be profitable.  Competitors with similar business plans to provide healthcare information have had varied success rates and some have filed for bankruptcy or been unable to continue operations.

If we do not respond rapidly to technological changes or to changes in industry standards, our products and services could become obsolete.

The market for internet-based products and services is characterized by rapid technological change and frequent introductions of new products and services.  We may be unable to respond quickly or effectively to these developments.  We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.  The introduction of new products and services by our competitors, the market acceptance of products and services based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete.  If our products and services become technologically obsolete, we may be unable to generate interest in our products and services and consequently, we may be unable to generate revenues, either through advertising or otherwise.

We operate in a highly competitive market.

Competition for internet-based businesses funded primarily by advertiser sales is intense and is expected to increase. Increased competition could result in reductions in our ad sales, pages views, gross margins and market share and have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information services.  Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include: Nine MSN Health, MyDr and WebMD.

Many of our current and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. These competitors may be in a position to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors also have, or may develop or acquire, a more dedicated viewer base than we have. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and changes in the political, economic or regulatory environment in the healthcare industry.

Our success depends on our management team, the loss of any of whom could disrupt our business operations.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our management team, particularly our chief executive officer, Wayne Hughes, our chief financial officer, Stuart Usher, and our chief operating officer, Thomas Maher.  We cannot ensure that we will be able to retain the services of such officers, and our failure to retain them could adversely affect our ability to execute our future acquisitions and to manage the operations of the business.  This could have a material adverse effect on the Company’s business, financial condition and results of operations.  We do not currently carry key-man life insurance on any of our executive officers.  Further, Mr. Usher is an independent contractor of the Company.

We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed.

Our future success will depend largely upon our ability to attract and retain highly skilled technical, managerial and marketing personnel, and there is significant competition for such personnel in our industry. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably. We continually strive to recruit and train required personnel as well as retain key employees.

We may experience capacity constraints and failures of our systems.

The performance of our servers and other technological systems is critical to our business.  Any sustained or repeated system failures that cause interruption or increases in response times could reduce the attractiveness of our products and services and have a serious impact on our business and perception by customers.  An increase in users of our products and services could strain the capacity of the software and hardware that we use, including server and network capacity, which could lead to slower performance or complete outages of our website, thereby adversely affect the market acceptance of our products and services.

Our operations are also dependent on our ability to protect our computer equipment and the information stored and maintained by it against damage by fire, power loss, telecommunications failures, unauthorized intrusions and other events.  The occurrence of any of these events could result in interruptions, delays or cessations in service to our customers.

If we are not able to adequately protect our intellectual property, other parties may develop competing products and/or services that utilize our intellectual property.

At this time, we have not obtained any trademark or patent protection on our products in the United States.  At this time, we intend to rely solely on copyright and trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property; however, no assurance can be made that third parties will not develop competing products that utilize our intellectual property.

In addition, there can be no assurance that other parties will not assert infringement claims against us.  Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements.  There can be no assurance that such licenses would be available on commercially reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on our business, financial condition and operations.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on an investment in our stock must come from increases in the fair market value and trading price of such stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends.  Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on an investment in our stock must come from increases in the fair market value and trading price of such stock.

There is limited liquidity on the OTCQB and the Pink Sheets.

When fewer shares of a security are being traded on the OTCQB and Pink Sheets, volatility of prices may increase and price movement may outpace the ability of the OTCQB and Pink Sheets to deliver accurate quote information. Due to lower trading volumes in our Common Stock, there may be a lower likelihood of a person’s orders for shares of our Common Stock being executed, and current prices may differ significantly from prices quoted by the OTCQB or Pink Sheets at the time of order entry.

Because our Common Stock is quoted on the OTCQB and the Pink Sheets, your ability to sell shares in the secondary trading market may be limited.

Our Common Stock is currently quoted on the over-the-counter market on the OTCQB and the Pink Sheets. Consequently, the liquidity of our Common Stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our Common Stock may be lower than might otherwise prevail if our Common Stock were quoted and traded on NASDAQ or a national securities exchange.

There is a limitation in connection with the editing and canceling of orders on the OTCQB and the Pink Sheets.

Orders for OTCQB and Pink Sheet securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCQB or Pink Sheets. Due to the manual order processing involved in handling OTCQB and Pink Sheets trades, order processing and reporting may be delayed.  As a result, it may not be possible to edit orders. Consequently, it may not be possible for the Company’s shareholders to sell our Common Stock at optimum trading prices.

We are subject to penny stock rules which will make the shares of our Common Stock more difficult to sell.

We are subject to the SEC’s “penny stock” rules since our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a per share price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

There is a risk of market fraud within the penny stock market.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

The use of the internet for commerce may be subject to further government regulation and other legal uncertainties.

As the use of the internet for commerce evolves, federal, state, local or foreign governments may adopt regulations covering issues such as user privacy, pricing, content and quality of products and services.  Although many of these regulations may not apply to our business directly, we expect that laws and regulations relating to products and services provided through the internet would have a direct or indirect effect upon our business.  It is possible that legislation could expose companies involved in Internet commerce to liability, which could limit the growth of the general use of the internet.  If enacted, such laws, rules or regulations could limit the market for our products and services, which could have a material adverse effect on our business and operations.

We may not be able to maintain adequate insurance for product or service liability on reasonable terms in the future.

The Company is exposed to potential product liability risks which are inherent in the research and development, manufacturing, marketing and use of its products or products developed with future co-development alliance partners.  It will be necessary for us to secure insurance to help manage such risks. However, we may not be able to maintain insurance for product or service liability on reasonable terms in the future and, in addition, our insurance may not be sufficient to cover large claims, or the insurer could disclaim coverage on our claims. If we fails to meet its clients' expectations, our reputation could suffer and we could be liable for damages.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal executive offices are located at L1, 414 Scarborough Beach Road, Osborne Park, WA 6017, Australia, PO Box 1173, Osborne Park, WA 6916, Australia. We have entered into a three-year lease for such space for $4,732 per month.  Such lease expires in May 2012.

We intend to have a US office but have not as yet entered into a lease for such space.

The Company also owns the IQUE Claim, located on Vancouver Island, British Columbia. In light of the Company’s current commercial focus and the uncertainty regarding the number of mineral exploration phases the Company would have to conduct before concluding that there are, or are not, commercially viable minerals on the IQUE Claim, on August 1, 2010, the Company made the decision to abandon the IQUE Claim with no further obligations or costs to the Company.

ITEM 3 – LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Cliff Rock Shares began trading on the OTCBB on April 9, 2008 under the stock symbol “CLFR”.  Our common stock currently trades on the OTCQB and Pink Sheets under the symbol “VMCT.”

As of October 6, 2010, the last sale price of our common stock as reported on the OTCQB and Pink Sheets was $0.285 per share.

For the period between August 30, 2010, the date on which the Company began to be quoted on the OTCQB, and September 10, 2010, the high and low bid quotations for the Company’s shares of Common stock are $0.37 and $0.30, respectively.

The following table summarizes the high and low bid quotations of Cliff Rock Shares on the OTCBB as reported by FINRA for each of the quarterly periods since April 9, 2008 and for the most recent six months.

Quarterly High and Low Bid Quotations

Quarter Ended	High	Low
Through May 27, 2010	$0.015	$0.015
March 31, 2010	$0.095	$0.095
December 31, 2009	$0.06	$0.06
September 30, 2009	$0.06	$0.06
June 30, 2009	$0.03	$0.03
March 31, 2009	$0.03	$0.03
December 31, 2008	$0.03	$0.03
September 30, 2008	$0.09	$0.03
June 30, 2008	$0.083	$0.083

Monthly High and Low Bid Quotations for the Most Recent Six Months

Month Ended	High	Low
Through May 27, 2010	$0.015	$0.015
April 2010	$0.015	$0.015
March 2010	$0.06	$0.06
February 2010	$0.06	$0.06
January 2010	$0.06	$0.06

Following the Share Exchange on May 27, 2010, the high and low bid quotations for the Company’s shares on the OTCBB as reported by FINRA have been:

Month Ended	High	Low
July 2010	$0.42	$0.38
June 2010	$0.40	$0.32
May 30 ,2010	$0.50	$0.015

The high and low bid quotations for the Company’s shares on the OTCQB and Pink Sheets have been:

Month Ended	High	Low
Through October 12, 2010	$0.35	$0.28
September 2010	$0.36	$0.29
August 2010	$0.40	$0.33

Holders

The Company’s shares are issued in registered form. Colonial Stock Transfer Company, of 66 Exchange Place, Salt Lake City, Utah 84111 (801) 355-5740 (Phone), (801) 355-6506 (Fax), is the transfer agent for our shares.

On May 27, 2010, the Company cancelled 32,500,000 shares of its common stock.  As a result, as of October 6, 2010, the Company had 84,253,764 issued and outstanding common shares, held by 86 shareholders.

Common Stock

We are currently authorized to issue 200,000,000 shares of common stock, par value $0.001.  As of October 6, 2010, 84,253,764 shares of common stock were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on the shares of common stock, and we have no intention of paying any dividends on our shares of common stock in the near future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the terms of their respective employment agreements, each of Messrs. Hughes and Maher is eligible to earn shares of the Company’s common stock and options to purchase shares of the Company’s common stock in accordance with an Executive Performance Bonus Schedule, copies of which were filed as schedules to such employment agreements as Exhibits 10.4 and 10.5, respectively, to the Company’s Current Report on Form 8-K filed on May 28, 2010.  According to such Executive Performance Bonus Schedule, awards may be granted to each of Messrs. Hughes and Maher as follows:

▪
Website Member Subscription Based Awards –  The Company may grant options upon obtaining certain threshold numbers of subscribers to the Company’s website.  At each milestone number of subscribers achieved, the Company may grant 100,000 options for a maximum total of 700,000 options for all milestones in the aggregate once the Company has obtained 1,000,000 subscribers.  Upon issuance, the options are immediately exercisable for an exercise price of AU$0.16 ($0.137) and expire four years from the date of grant.

▪
Sustained Website Traffic Based Awards – The Company may grant options upon obtaining certain threshold numbers of unique visitors to the Company’s website that are sustained over a six-month period of time.  At each milestone number of unique visitors sustained over a six-month period, the Company may grant 100,000 options for a maximum total of 500,000 options for all milestones in the aggregate once the Company has achieved 2,000,000 sustained, unique visitors.  Upon issuance, the options are immediately exercisable for an exercise price of AU$0.16 ($0.137) and expire four years from the date of grant.

▪	Publicly Traded Company Based Award – The Company may grant 250,000 shares of Company common stock upon becoming a publicly traded company prior to June 1, 2011.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

The Company’s results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting our products and businesses.

Results of Operations for the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

Revenues

For year fiscal year ended June 30, 2010 and 2009, we generated revenues of $842,589 and $487,619, respectively. The increase in revenue from 2009 was due to the reasons described below:

Advertising Revenue

Advertising revenue came from advertising and sponsorship for both our medical consumer services (content aimed at general consumers) and medical professional services (content aimed at medical professionals).

Advertisement placements appeared on both the VMC website and our bi-weekly e-newsletters. Sponsorship included providing educational information relevant to the disease and product area, creating interactive screening and monitoring tools, and promoting educational videos and brochures.

Advertising revenue came from advertising and sponsorship for both the medical consumer and medical professionals market. Earnings from the medical consumer market were primarily a result of increased revenues from VMC’s joint venture with Telstra Australia’s ISP company, BigPond.

Increases in the medical professional market were attributable to contracts for 12-month advertising and educational sponsorships with new clients, St. Jude Medical, Orphan Australia and Novogen Consumer Healthcare. VMC’s significant growth in revenue in this market as compared to the same periods last year were due to VMC continuing to develop our relationship and reputation within the pharmaceutical industry and also to evolve our product offering to better respond to clients’ needs. VMC intends to continue to enhance its product offering to the pharmaceutical industry in an effort to further increase revenue.

Operating Expenses

Our operating expenses were $2,555,850 and $1,853,481 for the fiscal years ended June 30, 2010 and 2009, respectively. The increase in our expenses was primarily due to the costs incurred relating to the Exchange Agreement and capital raising activities undertaken by us. Capital raising costs increased our expenditure by $150,862.  In addition, we incurred additional costs relating to the audit and the conversion of our financial statements into U.S. generally accepted accounting principles (“GAAP”), in relation to the Exchange Agreement.

Employee Expenses

During the fiscal year ended June 30, 2010, our employee expenses increased to $1,121,854 from $851,963 for the fiscal year ended June 30, 2009.  This increase in employee expenses was due to the hiring of additional staff to assist in the Company’s increased operating activity in 2010.

Travel expenses

Our travel expenses for the year ended June 30, 2010 increased to $130,234 from $79,311 for the fiscal year ended June 30, 2009.  During the fiscal year ended June 30, 2010, we incurred significant travel to the U.S. in relation to the Exchange Agreement.  In addition, we expect to continue to incur significant travel costs over the next 12 months as we pursue additional funding and expand our U.S. operations.

Professional Fees

Professional fees increased from $329,768 for the fiscal year ended June 30, 2009 to $562,622 for the fiscal year ended June 30, 2010.  This is due to increased legal and accounting fees relating to the audit of the Company’s financial statements, the conversion of the Company’s financial statements into GAAP and the structuring and execution of the Exchange Agreement.

Marketing Expense

Expenditures relating to advertising and marketing increased from $250,729 to $419,360 for the fiscal years ended June 30, 2009 and 2010, respectively.  During the fiscal year ended June 30, 2010, the Company increased marketing spending in order to take advantage of the new advertising opportunities in Australia.

General and Administrative Expenses

General and administrative expenses increased from $298,830 to $436,204 for the fiscal years ended June 30, 2009 and 2010, respectively.  This is due to an increase in travel and other expenses related to the execution of the Exchange Agreement.

Other Income (Expenses)

Research and Development Grant

A portion of VMC’s revenue is the result of a grant from the Australian government, in the form of a tax offset from the Australian federal government’s Department of AUS Industry, for research and development expenses. This program was put in place to encourage businesses to invest in research and development. Australian companies apply for these grants, and this is VMC’s eighth year of participation in this program.

We realized net other income (expenses) of $247,333 and $216,630 for the years ended June 30, 2010 and 2009, respectively. The other income was comprised primarily of research and development grants from the Australian government of $277,663 and $231,239 during those years.

Net Loss from Operations

              Net loss from operations was $1,465,928 and $1,149,232, respectively, for the fiscal years ended June 30, 2010 and 2009.  The increase in the Company’s losses from operations is due to the costs of execution of the Exchange Agreement, which was partially offset by the  increase in our revenue.

Liquidity and Capital Resources

Since its inception, we have funded our operations primarily through advertising revenue and private sales of our common stock. As of the fiscal year ended June 30, 2010, we had cash and cash equivalents in the amount of $41,475.  Based on our current plan of operations, management believes that we will require a minimum of approximately $2,000,000 for the next twelve (12) months.

At present, we do not have sufficient resources to fund our current operations, pay our debts and other liabilities (including those assumed under the Exchange Agreement) and operate at our current levels for the next twelve months. As a result, our auditors have expressed doubt about our ability to continue as a going concern unless we are able to raise additional capital.  Accordingly, we need to raise additional funds and, in order to do so, our management intends to apply for research and development grants from the Australian government.  If such application is granted, the Company could potentially receive as much as $300,000, which the Company intends to use mainly for research and development. However, no assurance can be given that the Company’s application will be granted.

Management currently anticipates, although no assurance can be given, that advertising revenue for the next twelve (12) months would be approximately $1,000,000.

Assuming that the Company is given the grant discussed above and further assuming that the Company earns revenue as anticipated, the Company will continue to have cash shortfalls.  We plan to finance operations with external debt and/or equity financing. We intend to procure financing in order to fund our operations, however, no assurance can be given that such financing will be available to us, or if available, that such will be on terms favorable to us. If we are unable to secure the financing required, or if we do not meet anticipated future revenue goals, our management intends to take actions necessary to ensure the conservation of adequate cash to enable the Company to continue to finance its operations, although there can be no assurance that we will be able to do so.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT TABLE OF CONTENT

HALLCHADWICK
Chartered Accountants and Business Advisers

SYDNEY
Level 29, St Martins Tower
31 Market Street
Sydney NSW 2000 Australia

GPO Box 3555
Sydney NSW 2001

Ph: (612) 9263 2600
Fx: (612) 9263 2800

PARRAMATTA
Ph: (612) 9687 2100
Fx: (612) 9687 2900

PENRITH
Ph: (612) 4721 8144
Fx: (612) 4721 8155

MELBOURNE
Ph: (613) 8678 1600
Fx: (612) 8678 1699

PERTH
Tel (618) 9489 2555
Fx: (618) 9489 2556

BRISBANE
Tel (617) 3211 1250
Fx: (617) 3211 1249

GOLD COAST
Tel (617) 5538 2322
Fx: (617) 5526 8599

PARTNERS
Drew Townsend
David Kenney
Richard Albarran
Gino Malacco
Paul Leroy
Steven Gladman
Brent Kijurina
Blair Pleash
David Ross
Graham Webb
Domenic Calabretta
Bill Petrovski

ASSOCIATES
Sally Saad
David Ingram
Lyle Vallance

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Virtual Medical Centre Inc

We have audited the accompanying consolidated balance sheets of Virtual Medical Centre Inc (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtual Medical Centre Inc as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $5,388,405 as of June 30, 2010. This factor, and the need to raise additional funds in order for the Company to meet its operating expenses, raises substantial doubt about the Company's ability to continue as a going concern.

Hall Chadwick

Hall Chadwick
Level 29, St Martins Tower
31 Market Street, Sydney, NSW 2000

October 13 2010

www.hallchadwick.com.au

A member of AGN International Ltd, a worldwide association of separate and independent accounting and consulting firms

SYDNEY • MELBOURNE • PERTH • BRISBANE • GOLD COAST • PENRITH • PARRAMATTA

Liability limited by a scheme approved under Professional Standards Legislation.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$41,475	$135,119
Prepaid expenses	8,254	18,180
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $-0-, respectively	27,271	54,730
Research and development receivable	269,639	246,604
Total Current Assets	346,639	454,633
PROPERTY AND EQUIPMENT, net	41,389	47,233
TOTAL ASSETS	$388,028	$501,866

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,168,431	$442,588
Notes payable-related parties	143,308	-
Convertible notes payable, net	104,438	-
Lines of credit payable	19,230	7,783
Current portion - capital lease obligation	13,387	14,306
Current employee benefits payable	164,237	92,637
Deferred revenues	174,196	126,699
Total Current Liabilities	1,787,227	684,013
LONG TERM LIABILITIES
Capital leases obligation, less current maturities	13,358	22,330
Long term employee benefits payable	18,777	18,922
Total Long Term Liabilities	32,135	41,252
TOTAL LIABILIITES	$1,819,362	$725,265
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (post merger), $0.001 par value, 200,000,000 shares authorized, 84,253,764 shares issued and outstanding	$84,254	$-
Common stock (pre-merger), no par value, unlimited shares authorized, 59,749,794 shares issued and outstanding, respectively	-	3,584,149
Additional paid-in capital	3,742,653	-
Other comprehensive income	130,164	114,929
Accumulated deficit	(5,388,405)	(3,922,477)
Total Stockholders' Equity (Deficit)	$(1,431,334)	$(223,399)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$388,028	$501,866

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Operations

	For the Year Ended
	June 30,
	2010	2009
REVENUES	$842,589	$487,619

OPERATING EXPENSES
Depreciation expense	15,810	26,215
Impairment of investments	-	95,976
Employment expenses	1,121,854	851,963
Professional fees	562,622	329,768
Marketing expenses	419,360	250,729
General and administrative expenses	436,204	298,830
Total Operating Expenses	2,555,850	1,853,481
LOSS FROM OPERATIONS	(1,713,261)	(1,365,862)
OTHER INCOME AND EXPENSE

Interest income	2,704	-
Research and development income	277,663	231,239
Interest expense	(33,034)	(14,609)
Total Other Income and Expense	247,333	216,630
NET LOSS BEFORE INCOME TAXES	(1,465,928)	(1,149,232)

Income taxes	-	-
NET LOSS	$(1,465,928)	$(1,149,232)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	15,235	(35,922)

TOTAL COMPREHENSIVE INCOME	$(1,450,693)	$(1,185,154)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	62,265,090	57,504,382

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

						Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance, July 1, 2008	56,608,813	$2,908,278	$-	$150,851	$(2,773,245)	$285,884

Stock issued for cash, net	2,805,600	617,603	-	-	-	617,603

Stock issued for services	335,381	58,268	-	-	-	58,268

Net loss	-	-	-	(35,922)	(1,149,232)	(1,185,154)
Balance, June 30, 2009	59,749,794	3,584,149	-	114,929	(3,922,477)	(223,399)
Stock issued for cash, net	1,162,595	162,955	-	-	-	162,955

Stock issued for services	565,375	79,803	-	-	-	79,803

Recapitalization pursuant to reverse merger agreement	22,776,000	(3,742,653)	3,742,653	-	-	-
Net loss	-	-	-	15,235	(1,465,928)	(1,450,693)
Balance, June 30, 2010	84,253,764	$84,254	$3,742,653	$130,164	$(5,388,405)	$(1,431,334)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Loss from Operations	$(1,465,928)	$(1,149,232)
Adjustments to reconcile loss from operations to the net cash used in operating activities:
Impairment of investments	-	95,976
Amortization of discount on debt	12,366	-
Allowance for doubtful accounts	1,000	-
Depreciation	15,810	26,214
Common stock issued for services	79,803	58,268
Changes in Operating Assets and Liabilities
Prepaid expenses	9,926	(54,730)
Accounts receivable	26,459	63,323
Tax refund receivable	(23,035)	102,982
Accounts payable and accrued expenses	725,843	(25,992)
Employee benefits	71,455	56,415
Deferred revenue	47,497	126,699
Net Cash Used in Operating Activities	(498,804)	(700,077)

INVESTING ACTIVITIES
Sale of investment	-	7,284
Purchase of property and equipment	(9,966)	-
Net Cash Provided by (Used in) Investing Activities	(9,966)	7,284

FINANCING ACTIVITIES

Proceeds from the issuance of share capital	162,955	617,603
Proceeds from notes payable	297,411	-
Repayment of notes payable	(21,658)	-
Repayment of capital leases and credit lines payable	(5,889)	(15,036)
Net Cash Provided by Financing Activities	432,819	602,567
NET INCREASE (DECREASE) IN CASH	(75,951)	(90,226)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(17,693)	(56,824)
CASH AT BEGINNING OF YEAR	135,119	282,169

CASH AT END OF YEAR	$41,475	$135,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$20,427	$12,590
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Cliff Rock Resources Corp. (the “Company”) was incorporated in the State of Nevada on February 4, 2005 with the intention of acquiring mineral exploration projects.

On May 27, 2010 (the “Closing Date”), the Company acquired Virtual Medical Centre Limited. (“VMC”), a corporation organized under the laws of Australia on August 28, 2001.  As of the Closing Date, the former VMC shareholders held approximately 84.8% of the issued and outstanding shares of Cliff Rock.  The issuance of the 71,471,764 shares of Cliff Rock was deemed to be a reverse acquisition for accounting purposes, by the Company of VMC, as VMC will control the post–exchange company.  Accordingly, VMC, the accounting acquirer entity, is regarded as the predecessor entity as of May 27, 2010.

Under the Exchange Agreement, VMC has become a wholly owned subsidiary of the Company, and VMC will continue to own its assets and operate its business as a wholly-owned subsidiary of the Company.

VMC is engaged in the business of providing free medical information to the general public and health professionals using the Company’s proprietary health portal.  VMC has established more than 1,100 Australian medical specialists who regularly contribute and provide content quality control. Currently, VMC has approximately 10,000 members from the medical profession, which represents approximately 20% of all medical doctors and medical specialists in Australia.

Result of Audit
Upon the audit of the Company’s financial statements for the year ended June 30, 2010, the Company’s independent public accountant has determined that the figures contained in the financial statements that form part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, particularly those in the Consolidated Balance Sheet, contained numbers that differ from those that are included in the financial statements that form part of the Company’s Annual Report on Form 10-K for the period ending June 30, 2010.

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

Accounting Basis
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and VMC. All significant intercompany accounts have been eliminated in the consolidation. The Company has adopted a June 30 fiscal year end.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash, accounts receivable, and research and development receivables.

Cash and cash equivalents are deposited in various financial institutions, which may be in excess of insurance limits.

Accounts receivables are due from a limited group of customers.  At June 30, 2010, one individual customer represented 100% of the outstanding balance.

Advertising and Marketing Costs
The Company expenses advertising and marketing costs in the period incurred. Advertising and marketing expenses of $419,360 and $250,729 were incurred for the years ended June 30, 2010 and 2009, respectively.

Employee benefits
a)	Defined contribution plans
A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as a personnel expense in profit or loss when they are due. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in future payments is available. The Company incurred $80,405 and $60,077 of expense under its defined contribution plans for the years ended June 30, 2010 and 2009, respectively.

b)	Long-term employee benefits
The Company’s net obligation in respect of long-term employee benefits is the amount of future benefit that employees have earned in return for their service in the current and prior periods plus related on-costs; that benefit is discounted to determine its present value, and the fair value of any related assets is deducted. The discount rate is the yield at the reporting date on Commonwealth Government bonds that have maturity dates approximating the terms of the Company’s obligations.

c)	Short-term employee benefits
Short-term employee benefit obligations are measured on an undiscounted basis and are expensed as the related service is provided. A liability is recognized for the amount expected to be paid under short-term cash bonus or profit-sharing plans if the Company has a present legal or constructive obligation to pay this amount as a result of past service provided by the employee and the obligation can be estimated reliably.

Valuation of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2010, management does not believe any of the Company’s assets were impaired.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
VMC generates revenue through online advertising of prescription medicines to doctors and non-prescription health products to consumers by large multinational pharmaceutical companies and other high profile health related advertisers. Additional revenue is also derived from the provision of content to an online publisher.

Revenue Recognition (Continued)
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Goods and services tax is excluded from revenues but is recorded as a liability until paid.

Depreciation
Property and equipment are reported at cost, less accumulated depreciation. Depreciation is recognized in profit or loss on a diminishing value basis over the estimated useful lives of each part of an item of property and equipment.  Depreciation methods, useful lives and residual values are reviewed at each reporting date. The cost of maintenance and repairs, which do not improve or extend the useful life of the respective asset, is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

The estimated useful lives for the current and comparative periods are as follows:
Computer equipment	3 – 6 years
Motor vehicles	5 – 6 years
Fixtures and fittings	7.5 – 11 years

Stock-based compensation
As of June 30, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718, Stock-based Compensation, using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Net Loss per Common Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 329,281 and -0- in warrants and 3,916,670 and 2,416,670 in options as of June 30, 2010 and 2009, respectively, which are excluded from the computation of weighted average shares outstanding because they are anti-dilutive.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2009
Net Loss (numerator)		$(1,465,928)		$(1,149,232)
Weighted Average Shares Outstanding		62,265,090		57,504,382

Net Loss per common share	$	(0.02)	$	(0.02)

Income Taxes
The Company applies ASC 740, Income Taxes, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered. ASC 740 requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions.

The Company files income tax returns in the United States and Australia, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company’s federal income tax is three years although there are instances where the statute of limitations is extended or indefinite in Australia

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Australian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2010 and 2009, the Company had Other Comprehensive Income (Loss) of $15,235 and ($35,922) respectively. The losses were primarily attributable to changes in foreign currency rates.

Research and Development Expense
The Company expenses research and development costs during the period incurred. The Company incurred research and development expense of $925,552 and $770,763 during the years ended June 30, 2010 and 2009, respectively.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable
The Company periodically reviews its trade receivables for potential collectability issues.  The Company’s accounts receivable are net of an allowance for doubtful accounts of $1,000 and $-0- as of June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest
Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Company (share lender) and an investment bank (share In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

The Company has reviewed the above pronouncements and does not expect any of the provisions to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $5,388,405 as of June 30, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2010 and 2009, respectively:

Computer Equipment	$62,350	$58,573
Fixtures and Fittings	28,311	21,853
Motor Vehicles	65,113	61,168
Other	4,415	2,818
Total Property and Equipment	160,189	144,412
Accumulated Depreciation	(118,800)	(97,179)
Net Property and Equipment	$41,389	$47,233

NOTE 4 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2010 and 2009, the Company had notes payable totaling $125,000 and $-0-, respectively. These notes are secured by all of the assets of the Company and carry interest at 3-30% per annum.  The maturity dates all are less than one year.  The notes are convertible into the Company’s common stock at $0.35 per share and one warrant for every common share converted with an exercise price of $0.30 per share.

In accordance with ASC 470, Debt, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the agreed upon conversion price and the fair value of the warrant, the BCF was valued at $32,928.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the note.  As of June 30, 2010 the Company has recognized $20,562 in amortization which has been charged to interest expense resulting in a carrying value of $104,438 as of June 30, 2010.

NOTE 5 – LINES OF CREDIT PAYABLE

The Company has other short-term borrowings from third parties totaling $19,230 and $7,733 as of June 30, 2010 and 2009.  These notes are due on demand and do not accrue interest and include bank credit lines.

NOTE 6 – NOTES PAYABLE-RELATED PARTIES

On June 1, 2010, the Company entered into a $250,000 line of credit with a shareholder. The line of credit bears interest at 4% per annum, is unsecured and due with accrued interest at June 30, 2010. The Company has drawn $100,000 on the line of credit as of June 30, 2010 and accordingly had $150,000 in used credit facilities as of that date. The line of credit is convertible into any private placement that the Company may complete prior to its repayment.

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

As of June 30, 2010, the Company owes an additional $43,308 in loans to shareholders. These loans are unsecured, due upon demand and non interest bearing.

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company leases a motor vehicle under a finance lease agreement with monthly payments due of $1,482. The liability bears interest at 8.5% and matures in June 2012. Minimum principle payments under capital lease obligations are as follows:

2011	$13,387
2012	13,358

Total	$26,745

NOTE 8 – CAPITAL STOCK

The Company’s current authorized capitalization consists of 200,000,000 shares of common stock, $0.001 par value.   At June 30, 2010, the total issued and outstanding common shares were 84,253,764.

During the year ended June 30, 2010, the Company issued 1,162,595 shares of its no par value common stock for net proceeds of $184,716 in cash.  In addition the Company issued 565,375 common shares in exchange for services valued at $79,803.

On May 27, 2010, the Company entered into the Exchange Agreement, as described above.  In accordance with the terms of the Exchange Agreement, the Company issued 71,471,764 Cliff Rock Shares, to the VMC Shareholders, which constitutes approximately 84.8% of the post-exchange issued and outstanding Cliff Rock Shares. Prior to the Closing Date, the Company cancelled 32,500,000 shares of its common stock.  As a result, on the Closing Date, 84,253,764 Cliff Rock Shares were issued and outstanding, including the issuance of 71,471,764 Cliff Rock Shares in connection with the Exchange Agreement.

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to income taxes under the laws of Australia. The provision for income taxes differs from the amounts which would be provided by applying the statutory Australian federal income tax rate of 30% to the net loss before provision for income taxes for the following reasons:
	June 30, 2010	June 30, 2009
Income tax expense at statutory rate	$(439,778)	$(344,770)
Change in valuation allowance	439,778	344,770
Income tax expense	$-	$-

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 9 – INCOME TAXES (CONTINUED)

The components of income tax expense for the years ended June 30, 2010 and 2009 are as follows:
	June 30, 2010	June 30, 2009
Current	$-	$-
Deferred	(439,778)	(344,770)
Change in valuation allowance	439,778	344,770
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:
	June 30, 2010	June 30, 2009
NOL Carryover	1,616,746	1,176,967
Valuation allowance	(1,616,746)	(1,176,967)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of Australia, net operating loss carry forwards of approximately AU$2,600,000 ($2,200,000) for Australian federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – WARRANTS AND OPTIONS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the convertible note holders.

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of June 30, 2008	-	$0.00
Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2009	-	0.00
Granted	429,281	0.30
Exercised	-	0.00
Cancelled	(100,000)	0.30
Outstanding at June 30, 2010	329,281	$0.30

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 10 – WARRANTS AND OPTIONS (CONTINUED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Options	Weighted Average Exercise Price
Outstanding as of June 30, 2008	1,250,000	$0.137
Granted	1,166,670	0.0086
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2009	2,416,670	0.077
Granted	1,500,000	0.314
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at June 30, 2010	3,916,670	$0.163

NOTE 11 – EXCHANGE AGREEMENT

On May 27, 2010, Cliff Rock Resources, Corp (“Cliff Rock”) entered into an Exchange Agreement with Virtual Medical Centre, Pty Ltd (the “Company”) wherein each share of the Company shall be exchanged into the right to receive that number of shares in Cliff Rock equal to 71,471,764 divided by the total number of shares of the Company issued and outstanding immediately prior thereto, so that after giving effect to the Exchange Agreement Cliff Rock shall be the holder of all of the issued and outstanding shares of the Company. The common shares received by the former shareholders of VMC represented
Approximately 84.8% of the outstanding common stock following the execution of the Exchange Agreement.  Accordingly, the former shareholders of VMC have the capability to substantially control the vote on all significant matters pertaining to the Company without approval of the shareholders.

The Company will account for this transaction as a reverse acquisition, with Cliff Rock as the continuing legal entity and the Company presented as the accounting acquirer.  Therefore, the historical financial statements presented herein reflect only those of the Company, the accounting acquirer.  The reverse acquisition is presented as a recapitalization of the Company.  Accordingly, the historical stockholders’ equity (deficit) of the Company prior to the acquisition transaction has been retroactively restated pursuant to ASC 805, Business Combinations.

NOTE 12 – COMMITMENT AND CONTINGENCIES

The Company leases its office premises under an operating lease. The lease is for three years beginning on May 1, 2009. Future commitments under operating leases are as follows:

2011	$61,138
2012	50,948

Total	$112,086

VIRTUAL MEDICAL CENTRE, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 13 – SUBSEQUENT EVENTS

The Company is currently in negotiations with another company concerning a possible merger agreement.

On August 24, 2010, the Company awarded executive performance bonuses to 2 executive officers. The bonuses provide 100,000 stock options at $0.137 per share, exercisable within 4 years from the date of the grant upon the Company reaching 25,000 subscribers and an additional 100,000 stock options at $0.137 per share upon the Company reaching 300,000 unique visitors over a six-month period.

The Company is in default on $30,000 of its notes payable to related parties. The Company is negotiating an extension of the due date for the notes payable. Notes payable totaling $80,000 have been extended until November 1, 2010. Notes payable of $15,000 have been extended to October 18, 2010.  The extension fee was $28,000.

The Company is offering by means of a Confidential Private Placement Memorandum up to a maximum of Twenty Million (20,000,000) shares of its Series A Convertible Preferred Stock, $0.001 par value per share, convertible into shares of its common stock, $0.001 par value per share, at an offering price of Forty Cents ($0.40) per share of Series A Preferred Stock, for a maximum total of Eight Million Dollars ($8,000,000).

The Company has drawn down the $150,000 that remained on its related party line of credit.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2010, on August 13, 2010, Manning Elliott LLP (“Manning Elliott”) resigned as the Company’s independent certified public accountants.  Manning Elliott served as the Company’s independent certified public accountants for each of the fiscal years ended September 30, 2005, 2006, 2007, 2008 and 2009, and for the first and second fiscal quarters of 2010. The resignation of Manning Elliott was approved by the Company’s Board of Directors.

On August 13, 2010, the Company engaged Hall Chadwick as the Company’s new independent certified public accountants.

There were no changes in accounting principles or disagreements with our auditors regarding applications of any accounting principles during the fiscal years ended June 30, 2010 and 2009.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duties also is critical to reduce effectively the risk of mistakes and inappropriate actions to prevent fraud and to discourage collusion. It can be difficult for small businesses such as the Company to always have a clear separation of duties because of insufficient personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel and limited resources, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls procedures.  However, the Company’s management believes that the material weaknesses set forth above were the result of the scale of our operations, are intrinsic to our small size and are of a nature that companies of our size would normally encounter.  In order to remediate such weaknesses, the Company has engaged the services of a third-party accountant as well as skilled outside consultants tasked to assist the Company in strengthening its internal control procedures over financial reporting.  The addition of these individuals has led management to believe that the weaknesses discussed above did not have a material effect on our financial results.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the year ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending June 30, 2010. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company presently has 3 directors and 3 executive officers.  The following table sets forth biographical information for each of the Company’s current executive officers and directors:

Name	Age	Position	Served as a Director or Officer since
Wayne Hughes	44	Chief Executive Officer; Director	May 27, 2010
Stuart Usher	37	Chief Financial Officer	May 27, 2010
Thomas Maher	52	Chief Operating Officer	May 27, 2010
Dr. Andrew Dean	47	Director	June 28, 2010
Clifford Rosenberg	43	Director	June 28, 2010

Wayne Hughes -  Mr. Hughes co-founded VMC and, since August 2001, has served as the Managing Director and member of the board of directors of VMC.  Mr. Hughes has served as Chairman of the Board of Directors of VMC since August 2001.  Under the Exchange Agreement, Mr. Hughes was appointed the Chief Executive Officer of the Company beginning on May 27, 2010.  He has an extensive business background ranging from forming numerous start-up companies to serving as corporate senior management. Prior to founding VMC, Mr. Hughes has owned and operated various enterprises for over 20 years. Mr. Hughes completed his MBA at the University of Western Australia in 2004 specializing in Strategic Management.

Stuart Usher -  Mr. Usher began to serve as the CFO of the Company as of May 27, 2010, and also currently serves as the Chief Financial Officer of VMC, a position he has held since August 2009; Mr. Usher serves in each role as an independent contractor.  Mr. Usher also serves as an Executive Director of Epic Corporate Solutions, a position he has held since April 2008, where he provides a range of professional advisory services. From 2005 to March 2008, Mr. Usher served as Associate Director at HealthTec Growth Partners Pty Ltd, a corporate advisory firm specialising in the listing on ASX of new Healthcare companies. Mr. Usher is a CPA, an Associate member of the Institute of Chartered Secretaries and Administrators and a member of ‘Chartered Secretaries Australia’ where he has attained the status of Chartered Company Secretary.   Mr. Usher was awarded a Bachelor of Business degree from Edith Cowan University in 1994.

Thomas Maher -  Mr. Maher serves as the Chief Operating Officer of the Company, a position he assumed on May 27, 2010.  Mr. Maher also serves as the General Manager of VMC, a position he has held since 2004, where he is responsible for product research and development, revenue generation, strategic planning and other areas related to the development and growth of VMC.  Mr. Maher is also Secretary to the VMC Board of Directors, which began in September 2007. He earned his Executive Master of Business Administration degree from the University of Western Australia in 2004.

Dr. Andrew Dean – Dr. Dean has served as our director since June 2010 and currently serves as a non-managing director and consultant of VMC, a position he assumed in September 2001.  Since 2005, Mr. Dean has served as the Honorary Medical Officer in the Department of Medical Oncology at Sir Charles Gairdner Hospital.  He also serves as a Medical Oncologist at St. John of God Oncology, Subiaco & Perth Oncology, where he began to provide his services in 2007.  He received his Bachelor of Medicine and Bachelor of Surgery degrees from the University of Liverpool in 1985.

Clifford Rosenberg – Mr. Rosenberg has served as our director since June 2010.  He has also served as a non-managing director of VMC since August 2009 and as a consultant of VMC since April 2009. Since November 2009, Mr. Rosenberg has served as the Managing Director of LinkedIn Australia.    Beginning in November 2007, he served as the Chairman of Sound Alliance, an online publisher of web communities.  From 2003 to 2006, he served as the Managing Director of Yahoo! Australia & NZ. He received his Bachelor of Business Science Degree in 1985 from the University of Cape Town in South Africa and his Master of Science in Management from Boston University in 1988.

Board Meetings and Committees

The Company held no formal meetings of its board of directors (the “Board”) during the last 12 months. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the by-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

At present, the Company’s independent directors are Dr. Dean and Mr. Rosenberg.  Our third director, Wayne Hughes, is not independent. Our determination of independence of directors is made by using the definition of “independent director” contained under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. In determining whether or not these individuals constituted “independent directors” under such definition, the Board considered the terms of Dr. Dean’s appointment letter to the Board, which provide that Dr. Dean is to receive AU$46,000 ($40,848) in annual consulting fees in addition to an annual AU$30,000 ($26,640) in director fees, and the terms of Mr. Rosenberg’s appointment letter to the Board, which provide that Mr. Rosenberg is to receive AU$46,000 ($40,848) in annual consulting fees in addition to an annual AU$20,000 ($13,320) in director fees.

Since the Share Exchange, the Company has held no formal meetings of its Board and has acted solely by resolutions consented to in writing and filed with the minutes of the proceedings of the Board. We do not have standing audit, nominating or compensation committees, or committees performing similar functions. As we have been a shell corporation, our former Board believed that it was not necessary to have standing audit, nominating or compensation committees because the functions of such committees were adequately performed by the Board. Our full Board performs the services of audit, nominating and compensation committee. The directors, excluding Mr. Hughes, who perform the functions of auditing, nominating and compensation committees are independent by the standards of such independence for such roles under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  However, at such time in the future that we appoint additional independent directors to the board; we expect to form the standing board committees comprised solely of independent directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

The Company’s Board has adopted and approved a Code of Ethics (the “Code”) to apply to our principal executive officers and senior financial officers. The Code sets forth the ethical foundations for all Company activities and relationships and governs legal compliance, conflicts of interest, and other Company policies.  The Code was approved on October 12, 2010.

ITEM 11 – EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid and awarded to those individuals serving as our officers following the entry into the Exchange Agreement.  It includes compensation paid to our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our former President as of the fiscal year ended June 30, 2010 and 2009.  All figures below are in US dollars and are based on an exchange rate of US$0.8567 for every AU$1.00 as of June 30, 2010 and US$0.8048 for every AU$1.00 as of June 30, 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non- Equity Incentive Plan Compensat ion	Change in Pension Value and Non- qualified Deferred Compensa tion Earnings(1)	All Other Compensa Tion		Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)		(US$)
Michael Raymort(2)	2010	nil	nil	nil	nil	nil	nil	nil		nil
Former President, Treasurer & Secretary	2009	nil	nil	nil	nil	nil	nil	nil		nil
Wayne Hughes(3)	2010	$220,550	nil	nil	nil	nil	$19,845	$39,995	(4)	$280,390
Chief Executive Officer	2009	$187,000	nil	nil	nil	nil	$16,830	$41,941	(5)	$245,771
Stuart Usher(6)	2010	$28,716	nil	nil	nil	nil	nil	nil		$28,716
Chief Financial Officer	2009	$5,984	nil	nil	nil	nil	nil	nil		$5,984
Thomas Maher(7)	2010	$132,330	nil	nil	nil	nil	$11,910	$17,644	(8)	$161,884
Chief Operating Officer	2009	$112,200	nil	nil	nil	nil	$10,098	$14,960	(8)	$137,258
(1) All amounts within this column represent superannuation (pension) guarantees, as required by Australian law.
(2) Dr. Raymont was employed by Cliff Rock and resigned from his positions as President, Secretary and Treasurer of the Company effective May 27, 2010 in conjunction with the Exchange Agreement.
(3) Mr. Hughes was appointed as the Company's Chief Executive Officer in conjunction with the Exchange Agreement.  The figures above represent fees paid to Mr. Hughes for services rendered to VMC during the fiscal years ended June 30, 2010 and 2009.  Mr. Hughes also serves as the Chief Executive Officer of VMC and Executive Director to its board of directors.
(4) Includes $17,644 in fees for service to the VMC board of directors and $22,351 in automobile-related expenses under Mr. Hughes’ car allowance.
(5) Includes $14,960 in fees for service to the VMC board of directors and $26,981 in automobile-related expenses under Mr. Hughes’ car allowance.

(6) Mr. Usher was appointed as our Chief Financial Officer of the Company in conjunction with the Exchange Agreement.  The figures above represent fees paid to Mr. Usher for services rendered to VMC during the fiscal year ended June 30, 2010.
(7) Mr. Maher was appointed as our Chief Operating Officer in conjunction with the Exchange Agreement.  The figures above represent fees paid to Mr. Maher for services rendered to VMC during the fiscal years ended June 30, 2010 and 2009.  Mr. Maher also serves as Chief Operating Officer of VMC and Secretary to its board of directors.
(8) Represents fees for service rendered as secretary of VMC board of directors.

Employment Contracts

In June 2007, VMC entered into an employment agreement with Wayne Hughes.  Pursuant to the terms of such agreement, Mr. Hughes was appointed to serve as the Managing Director of VMC and the Executive Chairman of VMC’s Board and was entitled to compensation in the amount of AU$250,000 ($222,000) per annum plus statutory superannuation payments, AU$30,000 ($26,640) per annum for service to the VMC board of directors, as well as a car allowance in the amount of up to AU$45,000 ($39,960) per annum.  Mr. Hughes accrues eight weeks of annual leave each year.

Also, in June 2007, VMC entered into an employment agreement with Thomas Maher.  Pursuant to the terms of such agreement, Mr. Maher was appointed to serve as the General Manager of VMC and Secretary to VMC’s Board and was entitled to compensation in the amount of AU$150,000 ($133,200) per annum plus statutory superannuation payments and AU$30,000 ($26,640) per annum for service to the VMC board of directors. Mr. Maher accrues six weeks of annual leave each year.

Both agreements provided that the executive would be granted a yearly 9% increase in salary at such time as the Company has sufficient working capital and would be eligible for a performance bonus in the form of stock options in the event that VMC exceeds threshold numbers of subscribers and website visitors, engages in a successful public listing or exceeds a net after-tax profit target set by the Board.

In order to terminate the agreement, Mr. Hughes or Mr. Maher must provide three months written notice or VMC must provide (i) three months written notice in the event of the executive’s inability to perform his duties due to incapacitation or illness for nine months out of any twelve month period, (ii) one month notice if the executive is found guilty of any serious breach of the agreement or unreasonably neglects his duties under the agreement, (iii) no notice if the executive in convicted of a major criminal offense, or (iv) three months written notice without reason, in which event the executive is entitled to all bonuses earned through the date of termination, a severance payment of two years’ salary plus an additional six months’ salary for each five years’ of completed service to VMC, and continued payment of private health insurance and financial planning assistance for a period of two years.

Each agreement also contains standard provisions regarding the confidentiality of information, non-competition and non-solicitation provisions.

Outstanding Equity Awards

There were no outstanding equity awards to our executive officers as of June 30, 2010.  However, each of Messrs. Hughes and Maher is eligible for additional option grants under an Executive Performance Bonus Schedule, copies of which were filed as schedules to such individuals’ employment agreements as Exhibits 10.4 and 10.5, respectively, to the Current Report on Form 8-K filed on May 28, 2010. According to such Executive Performance Bonus Schedule, upon VMC’s achievement of certain performance milestones related to membership on VMC’s website and sustained website traffic levels, 100,000 vested options to purchase Company common stock for an exercise price of AU$0.16 ($0.137) per share are issuable (at each milestone level) to each of Messrs. Hughes and Maher, which options expire four years from the date of grant.  The Company’s Board determined that the 25,000 member and 300,000 visitor sustained website traffic thresholds had been met, and therefore, on August 24, 2010, awarded each of Messrs. Hughes and Maher 200,000 vested options each at an exercise price of AU$0.16 ($0.137) expiring on August 25, 2014, the fourth anniversary of the date of grant. The grant date valuation for such options was $46,008 for each of Messrs. Hughs and Maher.

Director Compensation

In addition to serving as a member of the board of director, Mr. Hughes is an executive officer of the Company.  His compensation for his services as a director is included in the Executive Compensation table above in the column entitled “All Other Compensation.”

The following table sets forth information concerning the compensation paid and awarded to our non-executive directors for the fiscal year ended June 30, 2010.  All figures below are in US dollars and are based on an exchange rate of US$0.8567 for every AU$1.00.

Name Of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Compensation Earnings	All Other Compensation		Total ($)
Andrew Dean	$17,644	nil	nil	nil	nil	nil		$17,644
Clifford Rosenberg	$17,644	nil	$52,035	nil	nil	$14,232	(2)	$83,911
(1)	Represents 500,000 options to purchase the Company's common stock at an exercise price of AU$0.50 per share.
(2)	Represents payment for consulting services rendered to VMC.

Dr. Andrew Dean and Mr. Clifford Rosenberg (through CJR Media Pty Ltd) have waived their entitlements to any consulting fees payable and directors fees payable for the periods July 1, 2007 to June 30, 2010 and April 1, 2009 to June 30, 2010, respectively, in excess of the amounts accrued in the financial statements as at June 30, 2010.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of October 6, 2010 by (i) each stockholder who we know to own beneficially 5% or more of our outstanding common stock; (ii) all directors; (iii) all nominees for director; (iv) our executive officers; and (v) all executive officers and directors as a group. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after October 6, 2010 through the exercise of any stock option, warrant or other right.

Name and Address of Beneficial Owners*	Title/Status	Number of Shares Owned		Right to Acquire(1)	Total	Percentage of Class(2)
Wayne Hughes(3)	Chief Executive Officer	13,265,656	(4) (5)	200,000	13,465,656	15.9%
Stuart Usher(3)	Chief Financial Officer	0		0	0	0
Thomas Maher(3)	Chief Operating Officer	3,250,855	(4)(6)	200,000	3,450,850	4.1%
Clifford Rosenberg PO Box 707 Bondi Junction Sydney NSW 1355, Australia	Director	5,812		500,000	505,812	**
Andrew Dean 15 Pownall Gardens Churchlands Perth WA 6018, Australia	Director, 5% holder	16,334,881	(4)(7)	0	16,334,881	19.4%
Cunningham Peterson Sharb PO Box Z5467 St. George TCE Perth, WA 6831, Australia	5% holder	4,940,892		0	4,940,892	5.9%
The Sports Café Australia P/L Mezzanine Level BGC Centre 28 The Esplanade Perth, WA 6831, Australia	5% holder	7,635,180		625,000	8,260,180	9.7%
Viaticus Capital P/L PO Box Z5425 St. George TCE Perth, WA 6831, Australia	5% holder	5,785,536		525,000	6,310,536	7.4%
Welas PTY Ltd. Unit 4, 8 Milson Road Cremore, Sydney NSW 2090 Australia	5% holder	9,012,072		2,066,670	11,078,742	12.8%
Window Capital, P/L L1, 914 Hay St., Perth WA 6000, Australia	5% holder	35,576,274	(8)	400,000	35,976,274	42.5%
Officers and directors as a group (5)		32,857,204		900,000	33,757,204	39.64%
*  Unless otherwise indicated, the address for the above-named stockholders is L1, 414 Scarborough Beach Road,
Osborne Park, WA 6017, Australia
** Less than 1%
(1) Reflect options to purchase shares of the Company’s common stock.
(2) Based on 84,253,764 shares of common stock outstanding on October 6, 2010.
(3) Address is L1, 414 Scarborough Beach Road, Osborne Park, WA 6017, Australia, PO Box 1173, Osborne Park, WA 6916, Australia
(4) Shares are held in the name of Window Capital, P/L.
(5) Includes 9,000,000 shares of common stock held in escrow and subject to forfeiture in accordance with the Exchange Agreement discussed under Item 2.01 of the Current Report on Form 8-K/A filed by the Company on September 7, 2010.
(6) Includes 1,000,000 shares of common stock held in escrow and subject to forfeiture in accordance with the Exchange Agreement discussed under Item 2.01 of the Current Report on Form 8-K/A filed by the Company on September 7, 2010.
(7) Includes 10,000,000 shares of common stock held in escrow subject to forfeiture and subject to forfeiture in accordance with the Exchange Agreement discussed under Item 2.01 of the Current Report on Form 8-K/A filed by the Company on September 7, 2010.
(8) Includes a total of 32,851,392 shares of common stock held in the aggregate by Messrs. Hughes and Maher and Dr. Dean, collectively, including the 20,000,000 shares of common stock held in escrow and subject to forfeiture in accordance with the Exchange Agreement discussed under Item 2.01 of the Current Report on Form 8-K/A filed by the Company on September 7, 2010.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the fiscal year ended June 30, 2008, VMC used the website development and design services of Titan Global Consulting Pty Ltd, a company in which Wayne Hughes, our Chief Executive Officer, is a director. The relationship was disclosed to the rest of the VMC Board and the contract was approved by a majority of the other VMC Board members. In addition, amounts billed VMC by Titan were based on normal market rates for such supplies and were due and payable under normal payment terms.

The aggregate value of transactions and outstanding balances relating to key management personnel and entities over which they have control or significant influence were as follows:

		Transaction Value Year Ended		Balance Outstanding at
		June 30,		June 30,
Name	Transaction	2010	2009	2010	2009
Wayne Hughes	Website and development fees	$8,015	$26,180	$-	$-
TOTAL		$8,015	$26,180	$-	$-

All figures above are in US dollars and are based on an exchange rate of US$0.8567 for every AU$1.00 as of June 30, 2010 and US$0.8048 for every AU$1.00 as of June 30, 2009.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by the Company’s registered accounting firm for the audit of our annual financial statements for the years ended June 30, 2010 and 2009 and fees for other services rendered by such firms during those periods.

	2010	2009
Audit Fees	$92,424	$43,085
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$92,424	$43,085

PART IV

ITEM 15      EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement dated May 27, 2010 (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

3.1	Articles of Incorporation (Exhibit 3.1 to our Form SB-2 Registration Statement as filed with the SEC on January 18, 2006).

3.2*	Certificate of Amendment to Articles of Incorporation, dated July 12, 2010.*

3.3	Bylaws of the Company (Exhibit 3.2 to our Form SB-2 Registration Statement as filed with the SEC on January 18, 2006).

4.1	Form of Promissory Note (Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 as filed with the SEC on August 23, 2010).

4.2	Form of Common Stock Purchase Warrant (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 as filed with the SEC on August 23, 2010).

10.1	Form of Share Sale Agreement for Non-Option Holders (Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.2	Form of Share Sale Agreement for Option Holders (Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.3	Form of Escrow Agreement (Exhibit 10.3 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.4	Employment Agreement between Virtual Medical Centre, Limited and Wayne Hughes (Exhibit 10.4 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.5	Employment Agreement between Virtual Medical Centre, Limited and Thomas Maher (Exhibit 10.5 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.6	Agreement between Virtual Medical Centre, Limited and Andrew Dean (Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on August 20, 2010).

10.7	Agreement between Virtual Medical Centre, Limited and CJR Media Pty Ltd. (Exhibit 10.3 to our Current Report on Form 8-K as filed with the SEC on August 20, 2010).

10.8*	Partner Content Services Agreement between Virtual Medical Centre, Limited and Telstra Corporation Limited.

14.1*	Code of Ethics

16.1	Resignation Letter from Manning Elliott LLP (Exhibit 16.1 to our Current Report on Form 8-K as filed with the SEC on August 20, 2010).

21.1	Subsidiary List. (Exhibit 21.1 to our Current Report on Form 8-K/A as filed with the SEC on September 7, 2010)

31.1*	Sarbanes Oxley Section 302 Certification

31.2*	Sarbanes Oxley Section 302 Certification

32.1*	Sarbanes Oxley Section 906 Certification

32.2*	Sarbanes Oxley Section 906 Certification
* Filed herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VIRTUAL MEDICAL CENTRE, INC.

By:	/s/ Wayne Hughes
Wayne Hughes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wayne Hughes	Chief Executive Officer	October 13, 2010
Wayne Hughes	and Director

/s/ Stuart Usher	Chief Financial Officer	October 13, 2010
Stuart Usher

/s/ Thomas Maher	Chief Operating Officer	October 13, 2010
Thomas Maher

/s/Andrew Dean	Director	October 13, 2010
Andrew Dean

/s/Clifford Rosenberg	Director	October 13, 2010
Clifford Rosenberg