Form 10-Q
period 2010-09-30
Virtual Medical Centre, Inc.
filed 2010-11-18
CIK 1341995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 12, 2010, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 84,253,764.

VIRTUAL MEDICAL CENTRE, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I
Item 1 - Financial Statements

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Balance Sheets

ASSETS

	September 30,
	2010 (unaudited)	June 30, 2010
CURRENT ASSETS

Cash	$7,989	$41,475
Prepaid expenses	69,221	8,254
Accounts receivable, net	54,917	27,271
Current tax asset	305,331	269,639

Total Current Assets	437,458	346,639

PROPERTY, PLANT AND EQUIPMENT, net	42,862	41,389

TOTAL ASSETS	$480,320	$388,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,634,451	$1,168,431
Notes payable-related parties	342,986	143,308
Convertible notes payable, net	115,000	104,438
Lines of credit payable	890	19,230
Capital leases payable	13,358	13,387
Employee benefits payable	153,138	164,237
Deferred income	152,813	174,196

Total Current Liabilities	2,412,636	1,787,227

LONG TERM LIABILITIES

Capital leases payable	13,263	13,358
Employee benefits payable	54,102	18,777

Total Long Term Liabilities	67,365	32,135

TOTAL LIABILIITES	2,480,001	1,819,362

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares
authorized, 84,253,764 shares issued and outstanding	84,254	84,254
Additional paid-in capital	3,826,312	3,742,653
Other comprehensive income	(48,269)	130,164
Accumulated deficit	(5,861,978)	(5,388,405)

Total Stockholders' Equity (Deficit)	(1,999,681)	(1,431,334)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$480,320	$388,028

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

REVENUES	$213,219	$144,691

OPERATING EXPENSES

Depreciation expense	3,762	3,711
Employment expenses	312,894	239,696
Professional fees	208,657	270,722
Marketing expenses	35,446	53,208
General and administrative expenses	61,905	34,724

Total Operating Expenses	622,664	602,061

LOSS FROM OPERATIONS	(409,445)	(457,370)

OTHER INCOME AND EXPENSE

Interest income	-	156
Research and development income	-	(4,252)
Interest expense	(64,128)	(15,857)

Total Other Expenses	(64,128)	(19,953)

NET LOSS BEFORE INCOME TAXES	(473,573)	(477,323)

Income tax benefit	-	-

NET LOSS	$(473,573)	$(477,323)

FOREIGN CURRENCY
TRANSLATION GAIN (LOSS)	(178,433)	(122,552)

TOTAL COMPREHENSIVE INCOME	$(652,006)	$(599,875)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	84,253,764	59,749,794

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

						Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance, June 30, 2009	59,749,794	$3,584,149	$-	$114,929	$(3,922,477)	$(223,399)

Stock issued for cash, net	1,162,595	162,955	-	-	-	162,955

Stock issued for services	565,375	79,803	-	-	-	79,803

Recapitalization pursuant to
reverse merger agreement	22,776,000	(3,742,653)	3,742,653	-	-	-

Net loss for the year ended
June 30, 2010	-	-	-	15,235	(1,465,928)	(1,450,693)

Balance, June 30, 2010	84,253,764	84,254	3,742,653	130,164	(5,388,405)	(1,431,334)

Options granted for services	-	-	83,659	-	-	83,659

Net loss for the three months ended
September 30, 2010	-	-	-	(178,433)	(473,573)	(652,006)

Balance, September 30, 2010	84,253,764	$84,254	$3,826,312	$(48,269)	$(5,861,978)	$(1,999,681)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES

Loss from Operations	$(473,573)	$(477,323)
Adjustments to reconcile loss from operations to
the net cash used in operating activities:
Common stock issued for services	-	79,803
Amortization of discount on debt	20,562	12,366
Allowance for bad debts	-	1,000
Depreciation	3,762	3,711
Options granted for services	83,659	-
Changes in Operating Assets and Liabilities
Prepaid expenses	(60,967)	42,687
Accounts receivable	(27,646)	(56,477)
Tax refund receivable	(35,692)	228,109
Accounts payable and accrued expenses	466,020	23,368
Employee benefits	24,226	3,023
Deferred income	(21,383)	32,879

Net Cash Used in Operating Activities	(21,032)	(106,854)

INVESTING ACTIVITIES

Purchase of equipment	(5,235)	(715)

Net Cash Provided by (Used in) Investing Activities	(5,235)	(715)

FINANCING ACTIVITIES

Proceeds from the issuance of share capital	-	7,867
Proceeds from notes payable	178,173	60,451
Repayment of notes payable	(6,864)	-
Repayment of capital leases payable	(95)	(5,889)

Net Cash Provided by Financing Activities	171,214	62,429

NET INCREASE (DECREASE) IN CASH	144,947	(45,140)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(178,433)	(17,693)
CASH AT BEGINNING OF PERIOD	41,475	135,119

CASH AT END OF PERIOD	$7,989	$72,286

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$2,262	$3,250
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
September 30, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Virtual Medical Centre, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. The Company continues to pursue capital raising activities and is in active discussions with a number of parties that have indicated interest in the Company’s business and growth strategy.  The Company, in coordination with its consultants, is engaged in ongoing negotiations as to possible financing terms that will meet its current capital needs necessary to execute its growth plan as it broadens its online footprint in the medical content space.

The Company believes current discussions are positive and that interested parties understand the Company’s current financing needs.  The Company is currently working with various third parties towards a funding structure that will satisfy its immediate capital requirements and deliver a return on capital that will satisfy potential investor needs.  However, no assurance can be given that the Company will be successful in obtaining any additional capital or that parties that have previously expressed interest in the Company will provide it with the funding necessary to permit it to execute its current plans, or that such financing will be available on terms favorable to the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
September 30, 2010 and 2009

Fiscal Year End
Upon completion of the Exchange Agreement more fully described in Note 4, the Company changed its fiscal year end to June 30.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial statements or financial position.

NOTE 4 – SIGNIFICANT EVENTS

On May 27, 2010, Cliff Rock Resources Corp. (“Cliff Rock”), predecessor to the Company, entered into an Exchange Agreement with Virtual Medical Centre Pty Ltd (“VMC”) and a Share Sale Agreement with each of the shareholders and option holders of VMC, pursuant to which Cliff Rock acquired all of the issued and outstanding ordinary shares and options of VMC (the “VMC Shares”). In accordance with the terms of the Exchange Agreement, Cliff Rock issued an aggregate of 71,471,764 shares of its common stock, par value USD $0.001 per share (the “Cliff Rock Shares”), to the shareholders of VMC in exchange for all of the issued and outstanding VMC Shares or approximately 1.16 Cliff Rock Shares for every VMC Share held by the shareholders of VMC.

Prior to May 27, 2010, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on May 27, 2010, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Accordingly, the former shareholders of VMC have the capability to substantially control the vote on all significant matters pertaining to the Company without approval of the shareholders.  Following May 27, 2010, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, USD$0.001 par value, to 200,000,000 shares of common stock, USD$0.001 par value by a Certificate of Amendment effective July 12, 2010.

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

On August 24, 2010 the Company awarded executive performance bonuses to 2 executive officers who were each granted 100,000 stock options at $0.16 per share, exercisable within 4 years from the date of the grant upon the Company reaching 25,000 subscribers and an additional 100,000 stock options at $0.143 per share upon the Company reaching 300,000 unique visitors over a six month period. As of September 3, 2010 the performance levels were reached and the options were fully vested.  The vested options were valued using the Black-Scholes model and assuming a dividend yield of 0.00%, a risk free interest rate of 1.35%, a volatility of 70.46% and a term of 4 years which resulted in an expense of $83,659 during the 3 months ended September 30, 2010.

During the 3 months ended September 30, 2010, the Company received an additional $178,173 in related party notes payable. The Company also repaid $5,000 in convertible debt and extended $80,000 in convertible debt for a forbearance fee of $28,000. The Company is delinquent on $5,000 of convertible debt as of September 30, 2010.

NOTE 5 – WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the convertible note holders.

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of June 30, 2009	429,281	$0.30
Granted	(100,000)	0.30
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2010	329,281	0.30
Granted	-	0.30
Exercised	-	0.00
Cancelled	-	0.30
Outstanding at September 30, 2010	329,281	$0.30

NOTE 6 – OPTIONS

The following table summarizes the options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.
	Number of Options	Weighted Average Exercise Price
Outstanding as of June 30, 2009	2,416,670	$0.09
Granted	1,500,000	0.19
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2010	3,916,670	0.19
Granted	400,000	0.14
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at September 30, 2010	4,316,670	$0.18

NOTE 7 – SUBSEQUENT EVENTS
In accordance with ASC 855, Company management reviewed all material events and determined that there are no material subsequent events to report other than those reported.

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

Company Overview

Virtual Medical Centre, Inc. (the “Company”) was incorporated on February 4, 2005 under the laws of the state of Nevada under the name Cliff Rock Resources Corp (“Cliff Rock”) for the purpose of acquiring mineral exploration projects.  On July 12, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to “Virtual Medical Centre, Inc.” pursuant to the terms of the Exchange Agreement entered into between the Company and Cliff Rock, as described below.

Our common stock is quoted on the Over-the-Counter Bulletin Board and Pink Sheets under the symbol “VMCT” (formerly “CLFR”).

Recent Transactions: Cliff Rock and VMC Share Exchange

On May 27, 2010 (the “Closing Date”), Cliff Rock entered into an Exchange Agreement (the “Exchange Agreement”) with Virtual Medical Centre, Ltd. (“VMC”), an entity organized originally as “Virtual Cancer Centre Pty Ltd.” under the laws of Australia on April 10, 2002 and a Share Sale Agreement (the “Share Sale Agreement”) with each of the shareholders and option holders of VMC, pursuant to which the Company acquired all of the issued and outstanding ordinary shares (“VMC Shares”) and options (“VMC Options”) of VMC.  In accordance with the terms of the Exchange Agreement, Cliff Rock issued an aggregate of 71,471,764 shares of its common stock, par value $0.001 per share (the “Cliff Rock Shares”), to the shareholders of VMC (the “VMC Shareholders”) in exchange for all of the issued and outstanding VMC Shares, or approximately 1.16 Cliff Rock Shares for every VMC Share held by the VMC Shareholders (the “Share Exchange”). In addition, all options currently held by VMC shareholders were exchanged for options to purchase an equal number of Cliff Rock shares.  The options to purchase Cliff Rock shares are exercisable upon the same terms and conditions as the options issued by VMC.

The Exchange Agreement further provided that after the Closing Date, the Company would use all reasonable efforts to raise up to USD$5,298,890.07, either through the issuance of equity, convertible securities or debt, or a combination thereof, at a purchase price of not less that USD$0.2652 (AUD$0.30) per share (the “Minimum Purchase Price”).  In order to mitigate the effects of future financings, Wayne Hughes, VMC’s Chief Executive Officer, Thomas Maher, VMC’s Chief Operating Officer, and Dr. Andrew Dean, a director of VMC (collectively, the “VMC Officers and Directors”) agreed that an aggregate of 20,000,000 shares of common stock of Cliff Rock otherwise issuable to them under the Share Exchange would be placed into escrow (the “Escrow Shares”) for a period of three years from the Closing Date, in accordance with the terms of an escrow agreement (the “Escrow Agreement”). Under the Escrow Agreement, one-sixth (1/6) of the Escrow Shares are to be released to the VMC Officers and Directors, on a pro-rata basis, for every USD$883,614 (AUD$1,000,000) in financing raised by the Company at a price per share equal to or greater than USD$0.2652 (AUD$0.30) (the “Financing Release”).  If the Company consummates one or more financing transactions at a price per share that is less than USD$0.2652 (AUD$0.30), the Escrow Shares are to be released to the Company for cancellation at the following rate:

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

B =           USD$0.2652 (AUD$0.30).

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

Prior to the Closing Date, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on the Closing Date, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares (approximately 84.8% of the issued and outstanding Cliff Rock Shares) issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Following the Closing Date, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, USD$0.001 par value, to 200,000,000 shares of common stock, USD$0.001 par value by a Certificate of Amendment effective July 12, 2010.

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

Cliff Rock Resources Corporation

Cliff Rock Resources Corp. (“Cliff Rock”) was incorporated on February 4, 2005 under the laws of the state of Nevada with the intention of acquiring mineral exploration projects.  Cliff Rock proposed conducting mineral exploration activities on its IQUE Claim, located on Vancouver Island, British Columbia, but had not identified any commercially exploitable reserves of copper, gold or other metals at the time of the Share Exchange.   In 2010, the Company made the decision to abandon the IQUE Claim with no further obligations or costs in light of the Company’s recent commercial focus and the uncertainty regarding their mineral exploration phases.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Key Financial Highlights of this Quarter:

Key financial highlights for the quarter ended September 30, 2010 include:
•	During the three months ended September 30, 2010, total revenue increased by 47% to $213,219, compared to $144,691 in the quarter ended September 30, 2009.
•	Loss from operations decreased by 10% to $(409,445), compared to $(457,370) in the quarter ended September 30 2009.
•	Net loss decreased by 1% to $(473,573), compared to a loss of $(477,323) in the quarter ended September 30, 2009.

Revenue

Our total revenue was $213,219 for the three months ended September 30, 2010, an increase of $68,528 from the corresponding period ended September 30, 2009.  The reasons for such increase are more fully described below.  Our total revenue is comprised of advertising revenue and education fees.

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

Advertising revenue came from advertising and sponsorship for both the Medical Consumer and Medical Professionals market. Earnings from the Medical Consumer market were primarily a result of increased revenues from VMC’s joint venture with Telstra Australia (BigPond).

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

Education Fees

Advertising revenue came from providing continuing education services to medical professionals in Australia.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2010 was $622,664 compared to $602,061 for the three months ended September 30, 2009, an increase of $20,603.  The reasons for such increase are more fully described below.

Employment expenses

We have 9 full-time employees, 4 part-time employees and 11 independent contractors including 8 medical researchers.  Employment expenses increased by $73,198, from $239,696 for the three month period September 30, 2009 to $312,894 for the three month period ended September 30, 2010.   Included in employment expenses for the three month period ended 2010 is $83,659 for the value of options granted to executives of the Company.

General and administrative expenses

Our general and administrative expense for the three months ended September 30, 2010 increased by $27,181 from              $34,724 in the three month period ended September 30, 2009 to $61,905 for the three month period ended September 30, 2009.  During the three months ended September 30, 2010, we hired business and capital advisors in the United States to assist us with the re-listing of our stock on the OTCBB, as well as to assist us with the preparation of the filings required by the Securities and Exchange Commission (“SEC”) and in establishing the business for trading and capital raising purposes.

Interest and Other Income/(Expense)

Interest expense

Our interest expense for the three months ended September 30, 2010 and 2009 was $64,128 and $15,857, respectively, an increase of $48,271. This was primarily because we incurred fees of $28,000 relating to the extension of convertible debt previously issued by the Company and an amortized the discount on its convertible debt of $20,562.

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

The Company has analyzed recent accounting pronouncements and determined that no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Liquidity and Capital Resources

As of September 30, 2010 we had cash of $7,989 compared to $41,475 as of June 30, 2010.  We had a deficit in working capital as of September 30, 2010 of $1,975,178 compared to a deficit of $1,440,588 as of June 30, 2010.

During the three months ended September 30, 2010, we used $21,032 in operating activities compared to $106,854 in the three month period ending September 30, 2009.  The change is primarily the result of the increase in accounts payable and accrued expenses between the two periods.

During the three months ended September 30, 2010, we used $5,235 in investing activities compared to $715 in the three month period ending September 30, 2009.  This increase is the result of additional purchases of fixed assets in connection with the growth of our business.

Cash provided by financing activities totaled $171,214 compared to $62,429 in 2009.  The primary source of financing capital in 2010 came from proceeds from notes payable $178,173.  We used $6,959 to reduce debt obligations in 2010.

We continue to pursue capital raising activities and are in active discussions with a number of parties that have indicated interest in our business and growth strategy.  We, in coordination with our consultants, are engaged in ongoing negotiations as to possible financing terms that will meet our current capital needs necessary to execute our growth plan as we broadens our online footprint in the medical content space.

We believe current discussions are positive and that interested parties understand our current financing needs.  We are currently working with various third parties towards a funding structure that will satisfy our immediate capital requirements and deliver a return on capital that will satisfy potential investor needs.  However, no assurance can be given that we will be successful in obtaining any additional capital or that parties that have previously expressed interest in us will provide us with the funding necessary to permit us to execute our current plans, or that such financing will be available on terms favorable to us.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the PEO and PFO , particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  [Removed and reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Exchange Agreement dated May 27, 2010 (previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.)

10.2	Share Sale Agreement dated May 27, 2010 (previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.)

10.3	Escrow Agreement dated May 27, 2010 (previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

Date:  November 18, 2010                                                                           VIRTUAL MEDICAL CENTRE, INC.

By:  /s/ Wayne Hughes
       Wayne Hughes
       Chief Executive Officer