Form 10-Q
period 2010-12-31
Virtual Medical Centre, Inc.
filed 2011-02-22
CIK 1341995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

As of February 14, 2011, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 85,153,764.

VIRTUAL MEDICAL CENTRE, INC.

Form 10-Q
For the Quarterly Period Ended December 31, 2010

PART I
Item 1 - Financial Statements

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2010	2010
CURRENT ASSETS	(unaudited)

Cash	$33,783	$41,475
Prepaid expenses	16,881	8,254
Accounts receivable, net	93,912	27,271
Current tax asset	-	269,639

Total Current Assets	144,576	346,639

PROPERTY, PLANT AND EQUIPMENT, net	41,911	41,389

TOTAL ASSETS	$186,487	$388,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,033,593	$1,168,431
Notes payable-related parties	49,521	143,308
Convertible notes payable, net	507,576	104,438
Lines of credit payable	-	19,230
Capital leases payable	13,358	13,387
Employee benefits payable	194,834	164,237
Deferred income	204,465	174,196

Total Current Liabilities	3,003,347	1,787,227

LONG TERM LIABILITIES

Capital leases payable	10,605	13,358
Employee benefits payable	22,275	18,777

Total Long Term Liabilities	32,880	32,135

TOTAL LIABILITIES	3,036,227	1,819,362

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares
authorized, 85,153,764 and 84,253,764 outstanding
issued and outstanding, respectively	85,154	84,254
Additional paid-in capital	3,949,746	3,742,653
Other comprehensive income	(127,248)	130,164
Accumulated deficit	(6,757,392)	(5,388,405)

Total Stockholders' Equity (Deficit)	(2,849,740)	(1,431,334)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$186,487	$388,028

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUES	$269,627	$189,246	$482,846	$333,937

OPERATING EXPENSES

Depreciation expense	3,233	3,230	6,995	6,941
Employment expenses	197,920	264,698	510,814	504,394
Professional fees	647,644	83,235	856,301	353,957
Marketing expenses	34,430	25,858	69,876	79,066
General and administrative expenses	260,546	66,403	322,451	105,379

Total Operating Expenses	1,143,773	443,424	1,766,437	1,049,737

LOSS FROM OPERATIONS	(874,146)	(254,178)	(1,283,591)	(715,800)

OTHER INCOME AND EXPENSE

Interest income	1,632	112	1,632	268
Interest expense	(22,900)	(339)	(87,028)	(16,196)

Total Other Expenses	(21,268)	(227)	(85,396)	(15,928)

NET LOSS BEFORE INCOME TAXES	(895,414)	(254,405)	(1,368,987)	(731,728)

Income tax benefit	-	-	-	-

NET LOSS	$(895,414)	$(254,405)	$(1,368,987)	$(731,728)

FOREIGN CURRENCY
TRANSLATION GAIN (LOSS)	(78,979)	129,428	(257,412)	6,906

TOTAL COMPREHENSIVE INCOME	$(974,393)	$(124,977)	$(1,626,399)	$(724,822)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	84,575,503	61,230,285	84,466,807	61,320,285

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

						Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance, June 30, 2009	59,749,794	$3,584,149	$-	$114,929	$(3,922,477)	$(223,399)

Stock issued for cash, net	1,162,595	162,955	-	-	-	162,955

Stock issued for services	565,375	79,803	-	-	-	79,803

Recapitalization pursuant to
reverse merger agreement	22,776,000	(3,742,653)	3,742,653	-	-	-

Net loss for the year ended
June 30, 2010	-	-	-	15,235	(1,465,928)	(1,450,693)

Balance, June 30, 2010	84,253,764	84,254	3,742,653	130,164	(5,388,405)	(1,431,334)

Options granted for services	-	-	83,659	-	-	83,659

Benefical conversion feature	-	-	8,334	-	-	8,334

Stock issued for extension
of purchase option	200,000	200	59,800	-	-	60,000

Stock issued for services	700,000	700	55,300	-	-	56,000

Net loss for the six months ended
December 31, 2010	-	-	-	(257,412)	(1,368,987)	(1,626,399)

Balance, December 31, 2010	85,153,764	$85,154	$3,949,746	$(127,248)	$(6,757,392)	$(2,849,740)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES

Loss from Operations	$(1,368,987)	$(731,728)
Adjustments to reconcile loss from operations to
the net cash used in operating activities:
Common stock issued for services	116,000	-
Amortization of discount on debt	28,468	-
Depreciation	6,995	6,941
Options granted for services	83,659	-
Beneficial conversion feature	8,334	-
Changes in Operating Assets and Liabilities
Prepaid expenses	(8,627)	(739)
Accounts receivable	(66,641)	12,402
Tax refund receivable	269,639	246,604
Accounts payable and accrued expenses	865,162	176,777
Employee benefits	34,095	(10,090)
Deferred income	30,269	194,526

Net Cash Used in Operating Activities	(1,634)	(105,307)

INVESTING ACTIVITIES

Purchase of equipment	(7,517)	(9,588)

Net Cash Used in Investing Activities	(7,517)	(9,588)

FINANCING ACTIVITIES

Proceeds from the issuance of share capital	-	6,780
Proceeds from notes payable	291,488	29,762
Repayment of notes payable	(29,864)	-
Repayment of capital leases payable	(2,753)	-

Net Cash Provided by Financing Activities	258,871	36,542

NET INCREASE (DECREASE) IN CASH	249,720	(78,353)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(257,412)	6,906
CASH AT BEGINNING OF PERIOD	41,475	135,119

CASH AT END OF PERIOD	$33,783	$63,672

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$4,407	$16,196
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
December 31, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Virtual Medical Centre, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full fiscal year.

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
December 31, 2010 and 2009

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

On August 24, 2010, the Company awarded executive performance bonuses to 2 executive officers who were each granted 100,000 stock options at $0.16 per share, exercisable within 4 years from the date of the grant upon the Company reaching 25,000 subscribers and an additional 100,000 stock options at $0.143 per share upon the Company reaching 300,000 unique visitors over a six month period. As of September 3, 2010, the performance levels were reached and the options were fully vested.  The vested options were valued using the Black-Scholes model and assuming a dividend yield of 0.00%, a risk free interest rate of 1.35%, a volatility of 70.46% and a term of 4 years which resulted in an expense of $83,659 during the 6 months ended December 31, 2010. The executive officers returned the stock options to the Company on January 1, 2011 for cancellation.

During the 6 months ended December 31, 2010, the Company received an additional $291,488 in proceeds from notes payable. The Company also repaid $15,000 in convertible debt and extended $80,000 in convertible debt for a forbearance fee of $28,000. The Company is delinquent on $5,000 of convertible debt as of December 31, 2010.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
December 31, 2010 and 2009

NOTE 5 – WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the convertible note holders.

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of June 30, 2009	429,281	$0.30
Granted	(100,000)	0.30
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2010	329,281	0.30
Granted	-	0.30
Exercised	-	0.00
Cancelled	-	0.30
Outstanding at December 31, 2010	329,281	$0.30

NOTE 6 – OPTIONS

The following table summarizes the options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.
	Number of Options	Weighted Average Exercise Price
Outstanding as of June 30, 2009	2,416,670	$0.09
Granted	1,500,000	0.19
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2010	3,916,670	0.19
Granted	400,000	0.14
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2010	4,316,670	$0.19

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

Company Overview

Virtual Medical Centre, Inc. (the “Company”) was incorporated on February 4, 2005 under the laws of the state of Nevada under the name Cliff Rock Resources Corp (“Cliff Rock”) for the purpose of acquiring mineral exploration projects.  On July 12, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to “Virtual Medical Centre, Inc.” pursuant to the terms of the Exchange Agreement entered into between the Company and Cliff Rock, as described below.  The Company conducts its business through its subsidiary, Virtual Medical Centre, Ltd. (“VMC”).

Our common stock is quoted on the Over-the-Counter Bulletin Board and Pink Sheets under the symbol “VMCT” (formerly “CLFR”).

Recent Transactions: Cliff Rock and VMC Share Exchange

On May 27, 2010 (the “Closing Date”), Cliff Rock entered into an Exchange Agreement (the “Exchange Agreement”) with VMC, an entity organized originally as “Virtual Cancer Centre Pty Ltd.” under the laws of Australia on April 10, 2002 and a Share Sale Agreement (the “Share Sale Agreement”) with each of the shareholders and option holders of VMC, pursuant to which the Company acquired all of the issued and outstanding ordinary shares (“VMC Shares”) and options (“VMC Options”) of VMC.  In accordance with the terms of the Exchange Agreement, Cliff Rock issued an aggregate of 71,471,764 shares of its common stock, par value $0.001 per share (the “Cliff Rock Shares”), to the shareholders of VMC (the “VMC Shareholders”) in exchange for all of the issued and outstanding VMC Shares, or approximately 1.16 Cliff Rock Shares for every VMC Share held by the VMC Shareholders (the “Share Exchange”). In addition, all options currently held by VMC shareholders were exchanged for options to purchase an equal number of Cliff Rock shares.  The options to purchase Cliff Rock shares are exercisable upon the same terms and conditions as the options issued by VMC.

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

Prior to the Closing Date, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on the Closing Date, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares (approximately 84.8% of the issued and outstanding Cliff Rock Shares) issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Following the Closing Date, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, USD$0.001 par value, to 200,000,000 shares of common stock, USD$0.001 par value by a Certificate of Amendment effective July 12, 2010.   On November 9, 2010, the Company filed an Amended and Restated Articles of Incorporation to, among other things, (i) increase the number of shares of authorized common stock, par value $0.001, that the Company is authorized to issue from 200,000,000 to 425,000,000; and (ii) create a new class of Preferred Stock, par value $0.001, of which the Company is authorized to issue 75,000,000 shares.

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

VMC has grown to become a leading provider of online medical content, continuing medical education and health information for consumers, patients and medical professionals in Australia.  VMC has been expanded to most medical disciplines, including gastroenterology, rheumatology, cardiology, respiratory medicine and neurology, and features more than 1,100 medical specialists from Australia, the U.S., Canada, New Zealand and the United Kingdom. The EAB regularly contributes content in the form of articles and videos, and also edits and reviews other content for quality control purposes.

Results of Operations for the Three Months and Six Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Key Financial Highlights of this Quarter:

Key financial highlights for the quarter ended December 31, 2010 include:
• During the three months ended December 31, 2010, total revenue increased by 42% to $269,627, compared to $189,246 in the quarter ended December 31, 2009.
• Loss from operations increased by 344% to $(874,146), compared to $(254,178) in the quarter ended December 31, 2009.
• Net loss increased by 352% to $(895,414), compared to a loss of $(254,405) in the quarter ended December 31, 2009.

Revenue for the Three Months

Our total revenue was $269,627 for the three months ended December 31, 2010, an increase of $80,381 from the corresponding period ended December 31, 2009.  The reasons for such increase are more fully described below.  Our total revenue is comprised of advertising revenue and education fees.

Revenue for the Six Months

Our total revenue was $482,846 for the six months ended December 31, 2010, an increase of $148,909 from the corresponding period ended December 31, 2009.  The reasons for such increase are more fully described below.  Our total revenue is comprised of advertising revenue and education fees.

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

Operating Expenses for the Three Months

Our total operating expenses for the three months ended December 31, 2010 was $1,143,773 compared to $443,424 for the three months ended December 31, 2009, an increase of $700,349.  The reasons for such increase are more fully described below.

Employment expenses

We have 9 full-time employees, 4 part-time employees and 11 independent contractors including 8 medical researchers.  Employment expenses decreased by $66,778, from $264,698 for the three month period December 31, 2009 to $197,920 for the three month period ended December 31, 2010.

General and administrative expenses

Our general and administrative expense for the three months ended December 31, 2010 increased by $194,143 from $66,403 in the three month period ended December 31, 2009 to $260,546 for the three month period ended December 31, 2010.  During the three months ended December 31, 2010, we hired business and capital advisors in the United States to assist us with the re-listing of our stock on the OTCBB, as well as to assist us with the preparation of the filings required by the Securities and Exchange Commission (“SEC”) and in establishing the business for trading and capital raising purposes.

Interest expense

Our interest expense for the three months ended December 31, 2010 and 2009 was $22,900 and $339, respectively, an increase of $22,561. This was primarily because we accrued interest and fees of $11,688 relating to the extension of convertible debt previously issued by the Company and amortized the discount on its convertible debt of $7,906.

Operating Expenses for the Six Months

Our total operating expenses for the six ended December 31, 2010 was $1,766,437 compared to $1,049,737 for the six months ended December 31, 2009, an increase of $716,700.  The reasons for such increase are more fully described below.

Employment expenses

We have 9 full-time employees, 4 part-time employees and 11 independent contractors including 8 medical researchers.  Employment expenses increased by $6,420, from $504,394 for the six month period December 31, 2009 to $510,814 for the six month period ended December 31, 2010.   Included in employment expenses for the six month period ended December 31, 2010 is $83,659 for the value of options granted to executives of the Company.

General and administrative expenses

Our general and administrative expense for the six months ended December 31, 2010 increased by $217,072 from $105,379 in the six month period ended December 31, 2009 to $322,451 for the six month period ended December 31, 2010.  During the six months ended December 31, 2010, we hired business and capital advisors in the United States to assist us with the re-listing of our stock on the OTCBB, as well as to assist us with the preparation of the filings required by the Securities and Exchange Commission (“SEC”) and in establishing the business for trading and capital raising purposes.

Interest expense

Our interest expense for the six months ended December 31, 2010 and 2009 was $87,028 and $16,196, respectively, an increase of $70,832. This was primarily because we accrued interest and fees of $42,364 relating to the extension of convertible debt previously issued by the Company and amortized the discount on its convertible debt of $28,468.

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

Liquidity and Capital Resources

As of December 31, 2010 we had cash of $33,783 compared to $41,475 as of June 30, 2010.  We had a deficit in working capital as of December 31, 2010 of $2,858,771 compared to a deficit of $1,440,588 as of June 30, 2010.

During the six ended December 31, 2010, we used $1,634 in operating activities compared to $105,307 in the six month period ending December 31, 2009.  The change is primarily the result of the increase in accounts payable and accrued expenses between the two periods.

During the six months ended December 31, 2010, we used $7,517 in investing activities compared to $9,588 in the six month period ending December 31, 2009.  This increase is the result of additional purchases of fixed assets in connection with the growth of our business.

Cash provided by financing activities totaled $258,871 compared to $36,542 in 2009.  The primary source of financing capital in 2010 came from proceeds from notes payable $291,488.  We used $27,617 to reduce debt obligations in 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On November 4, 2010 the Company issued 200,000 shares of its common stock for the option to purchase shares in Pharmacy Online.  Such shares were valued at $60,000.

On December 15, 2010 the Company issued 700,000 shares of its common stock for services rendered to it.  Such shares were valued at $56,000.

Item 3.   Defaults Upon Senior Securities.

Company is delinquent on $5,000 of convertible debt as of December 31, 2010.

Item 4.  [Removed and reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Exchange Agreement dated May 27, 2010 (previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.)

10.2	Share Sale Agreement dated May 27, 2010 (previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.)

10.3	Escrow Agreement dated May 27, 2010 (previously included as an exhibit to the Form 8-K filed by Virtual Medical Centre, Inc. with the Securities and Exchange Commission on May 28, 2010.)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2	Certificate of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certificate of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

Date:  February 22, 2011                                                                           VIRTUAL MEDICAL CENTRE, INC.

By:  /s/ Wayne Hughes
Wayne Hughes
Chief Executive Officer