Form 10-Q
period 2011-03-31
Virtual Medical Centre, Inc.
filed 2011-05-23
CIK 1341995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 85,153,764.

VIRTUAL MEDICAL CENTRE, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I
Item 1 - Financial Statements

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2011	2010
CURRENT ASSETS	(unaudited)

Cash	$44,830	$41,475
Prepaid expenses	21,045	8,254
Accounts receivable, net	60,973	27,271
Current tax asset	-	269,639

Total Current Assets	126,848	346,639

PROPERTY, PLANT AND EQUIPMENT, net	39,806	41,389

TOTAL ASSETS	$166,654	$388,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,354,228	$1,168,431
Notes payable-related parties	71,919	143,308
Convertible notes payable, net	489,609	104,438
Lines of credit payable	-	19,230
Stock subscriptions payable	100,000	-
Capital leases payable	13,358	13,387
Employee benefits payable	197,633	164,237
Deferred income	196,419	174,196

Total Current Liabilities	3,423,166	1,787,227

LONG TERM LIABILITIES

Capital leases payable	6,878	13,358
Employee benefits payable	22,595	18,777

Total Long Term Liabilities	29,473	32,135

TOTAL LIABILIITES	3,452,639	1,819,362

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares
authorized, 85,153,764 and 84,253,764 outstanding
issued and outstanding, respectively	85,154	84,254
Additional paid-in capital	-	-
Additional paid-in capital	3,949,746	3,742,653
Other comprehensive income	(157,863)	130,164
Accumulated deficit	(7,163,022)	(5,388,405)

Total Stockholders' Equity (Deficit)	(3,285,985)	(1,431,334)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$166,654	$388,028

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUES	$175,863	$285,528	$658,709	$619,465

OPERATING EXPENSES

Depreciation expense	2,951	3,754	9,946	10,695
Employment expenses	364,742	297,010	875,556	801,404
Professional fees	163,687	117,827	1,019,988	471,784
Marketing expenses	14,367	45,143	84,243	124,209
General and administrative expenses	15,150	84,372	337,601	189,751

Total Operating Expenses	560,897	548,106	2,327,334	1,597,843

LOSS FROM OPERATIONS	(385,034)	(262,578)	(1,668,625)	(978,378)

OTHER INCOME AND EXPENSE

Interest income	33	18	1,665	286
Interest expense	(20,629)	(3,660)	(107,657)	(19,856)

Total Other Expenses	(20,596)	(3,642)	(105,992)	(19,570)

NET LOSS BEFORE INCOME TAXES	(405,630)	(266,220)	(1,774,617)	(997,948)

Income tax benefit	-	-	-	-

NET LOSS	$(405,630)	$(266,220)	$(1,774,617)	$(997,948)

FOREIGN CURRENCY
TRANSLATION GAIN (LOSS)	(30,615)	114,339	(288,027)	121,245

TOTAL COMPREHENSIVE INCOME	$(436,245)	$(151,881)	$(2,062,644)	$(876,703)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	85,153,764	61,230,285	84,692,450	61,320,285

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

						Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance, June 30, 2009	59,749,794	$3,584,149	$-	$114,929	$(3,922,477)	$(223,399)

Stock issued for cash, net	1,162,595	162,955	-	-	-	162,955

Stock issued for services	565,375	79,803	-	-	-	79,803

Recapitalization pursuant to
reverse merger agreement	22,776,000	(3,742,653)	3,742,653	-	-	-

Net loss for the year ended
June 30, 2010	-	-	-	15,235	(1,465,928)	(1,450,693)

Balance, June 30, 2010	84,253,764	84,254	3,742,653	130,164	(5,388,405)	(1,431,334)

Options granted for services	-	-	83,659	-	-	83,659

Beneficial conversion feature	-	-	8,334	-	-	8,334

Stock issued for extension
of purchase option	200,000	200	59,800	-	-	60,000

Stock issued for services	700,000	700	55,300	-	-	56,000

Net loss for the nine months ended
March 31, 2011	-	-	-	(288,027)	(1,774,617)	(2,062,644)

Balance, March 31, 2011	85,153,764	$85,154	$3,949,746	$(157,863)	$(7,163,022)	$(3,285,985)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES

Loss from Operations	$(1,774,617)	$(997,948)
Adjustments to reconcile loss from operations to
the net cash used in operating activities:
Common stock issued for services	116,000	-
Amortization of discount on debt	28,896	-
Depreciation	9,946	10,695
Options granted for services	83,659	-
Beneficial conversion feature	8,334	-
Changes in Operating Assets and Liabilities
Prepaid expenses	(12,791)	(7,297)
Accounts receivable	(33,702)	(71,140)
Tax refund receivable	269,639	246,604
Accounts payable and accrued expenses	1,185,797	390,750
Stock subscriptions payable	100,000	-
Employee benefits	37,214	(7,636)
Deferred income	22,223	161,633

Net Cash Used in Operating Activities	40,598	(274,339)

INVESTING ACTIVITIES

Purchase of equipment	(8,363)	(15,994)

Net Cash Used in Investing Activities	(8,363)	(15,994)

FINANCING ACTIVITIES

Proceeds from the issuance of share capital	-	6,780
Proceeds from bank overdraft	-	2,963
Proceeds from notes payable	315,491	24,509
Repayment of notes payable	(49,864)	-
Repayment of capital leases payable	(6,480)	-

Net Cash Provided by Financing Activities	259,147	34,252

NET INCREASE (DECREASE) IN CASH	291,382	(256,081)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(288,027)	121,145
CASH AT BEGINNING OF PERIOD	41,475	135,119

CASH AT END OF PERIOD	$44,830	$183

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$11,321	$19,856
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Virtual Medical Centre, Inc. (the “Company”) without an audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011and 2010 are not necessarily indicative of the operating results for the full fiscal year.

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

As of the date of this report, the Company has been unable to obtain significant additional financing.  No assurance can be given that the Company will be successful in obtaining any additional capital or that such financing, if available, will be obtained on terms favorable to the Company.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations within a relatively short period of time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fiscal Year End
Upon completion of the Exchange Agreement more fully described in Note 4 below, the Company changed its fiscal year end to June 30.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial statements or financial position.

NOTE 4 – SIGNIFICANT EVENTS

On May 27, 2010, Cliff Rock Resources Corp. (“Cliff Rock”), predecessor to the Company, entered into an Exchange Agreement with Virtual Medical Centre Pty Ltd (“VMC”) and a Share Sale Agreement with each of the shareholders and option holders of VMC, pursuant to which Cliff Rock acquired all of the issued and outstanding ordinary shares and options of VMC (the “VMC Shares”). In accordance with the terms of the Exchange Agreement, Cliff Rock issued an aggregate of 71,471,764 shares of its common stock, par value USD $0.001 per share (the “Cliff Rock Shares”), to the shareholders of VMC in exchange for all of the issued and outstanding VMC Shares or approximately 1.16 Cliff Rock Shares for every VMC Share held by the shareholders of VMC.   On July 12, 2010, Cliff Rock filed an amendment to its Articles of Incorporation changing its name to “Virtual Medical Centre, Inc.”

Prior to May 27, 2010, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on May 27, 2010, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock. Accordingly, the former shareholders of VMC have the capability to substantially control the vote on all significant matters pertaining to the Company without approval of the shareholders.  Following May 27, 2010, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, USD$0.001 par value, to 200,000,000 shares of common stock, USD$0.001 par value by the filing of a Certificate of Amendment that became effective on July 12, 2010.

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

On August 24, 2010 the Company awarded executive performance bonuses to 2 executive officers who were each granted 100,000 stock options at $0.16 per share, exercisable within 4 years from the date of the grant upon the Company reaching 25,000 subscribers and an additional 100,000 stock options at $0.143 per share upon the Company reaching 300,000 unique visitors over a six month period. As of September 3, 2010 the performance levels were reached and the options were fully vested.  The vested options were valued using the Black-Scholes model and assumed a dividend yield of 0.00%, a risk free interest rate of 1.35%, a volatility rate of 70.46% and a term of 4 years, which resulted in an expense of $83,659 during the 6 months ended December 31, 2010. The executive officers returned the stock options granted to them to the Company on January 1, 2011 for cancellation.

During the 9 months ended March 31, 2011, the Company received an additional $315,491 in proceeds from notes payable. The Company also repaid $35,000 in convertible debt and extended $80,000 in convertible debt for a forbearance fee of $28,000. The Company is delinquent on $160,000 of convertible debt as of March 31, 2011.

VIRTUAL MEDICAL CENTRE, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and 2010

NOTE 5 – WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the convertible note holders.

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of June 30, 2009	429,281	$0.30
Granted	(100,000)	0.30
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2010	329,281	0.30
Granted	-	0.30
Exercised	-	0.00
Cancelled	-	0.30
Outstanding at March 31, 2011	329,281	$0.30

NOTE 6 – OPTIONS

The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services rendered.

	Number of Options	Weighted Average Exercise Price
Outstanding as of June 30, 2009	2,416,670	$0.09
Granted	1,500,000	0.19
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2010	3,916,670	0.19
Granted	400,000	0.14
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at March 31, 2011	4,316,670	$0.19

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

Prior to the Closing Date, Cliff Rock cancelled 32,500,000 shares of its common stock.  As a result, on the Closing Date, 84,253,764 Cliff Rock Shares were issued and outstanding, including the 71,471,764 Cliff Rock Shares issued in connection with the Exchange Agreement, which represented approximately 84.8% of the post-exchange issued and outstanding shares of Cliff Rock common stock. Following the Closing Date, in accordance with the terms of the Exchange Agreement, the authorized capitalization of the Company was increased from 100,000,000 shares of common stock, USD$0.001 par value, to 200,000,000 shares of common stock, USD$0.001 par value by the filing of a Certificate of Amendment that became effective on July 12, 2010.

The issuance of the 71,471,764 Cliff Rock Shares to the VMC Shareholders was deemed by the Company and VMC to be a reverse acquisition for accounting purposes, as VMC will control the Company following the Share Exchange. Accordingly, VMC is regarded as the predecessor entity as of the Closing Date.  Further, for accounting purposes, the Company will account for the assets and liabilities of the Company and VMC on a consolidated basis at their historical cost, with VMC being the acquirer for accounting purposes. The Company further adopted the fiscal year-end of VMC, the accounting acquirer, which ends June 30.

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

Virtual Cancer Centre began in August 2001 as an intranet site with credible, evidence-based health information about cancer, created by Dr. Andrew Dean, a senior palliative care specialist in Western Australia. The Virtual Cancer Centre website grew in popularity on the strength of its easy presentation of useful information and successful implementation of the Editorial Advisory Board (“EAB”) model, which afforded participating specialists direct ownership and control of the website and its information.  As a result, the appeal of the EAB model to practitioners in other specialties became clear, and demand spread to extend the website’s coverage to include information on non-cancer illnesses.  Thus, in 2007, Virtual Cancer Centre became Virtual Medical Centre, Ltd., providing free health information to health professionals and to the general public on over 22 specialist areas at its health portal, www.virtualmedicalcentre.com.

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

Results of Operations for the Three Months and Nine Months Ended March 31, 2011 Compared to Three Months and Nine Months Ended March 31, 2010

Key Financial Highlights of this Quarter:

Key financial highlights for the quarter ended March 31, 2011 include:
•	During the three months ended March 31, 2011, total revenue decreased by 61% to $175,863, compared to $285,528 in the quarter ended March 31, 2010.
•	Loss from operations increased by 47% to $(385,034), compared to $(262,578) in the quarter ended March 31, 2010.
•	Net loss increased by 52% to $(405,630), compared to a loss of $(266,220) in the quarter ended March 31, 2010.

Revenue for the Three Months Ended March 31, 2011

Our total revenue was $175,863 for the three months ended March 31, 2011, a decrease of $109,665 from the corresponding period ended March 31, 2010.  The reasons for such decrease are more fully described below.  Our total revenue is comprised of advertising revenue and education fees.

Revenue for the Nine Months Ended March 31, 2011

Our total revenue was $658,709 for the nine months ended March 31, 2011, an increase of $39,244 from the corresponding period ended March 31, 2010.  The reasons for such increase are more fully described below.  Our total revenue is comprised of advertising revenue and education fees.

Advertising Revenue

Advertising revenue came from advertising and sponsorship for both our Medical Consumer services (content aimed at general consumers) and Medical Professional services (content aimed at medical professionals).

Advertisement placements appeared on both the VMC website and our fortnightly e-newsletters. Sponsorship included providing educational information relevant to a disease and product area, creating interactive screening and monitoring tools, and promoting educational videos and brochures.

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

Operating Expenses for the Three Months Ended March 31, 2011

Our total operating expenses for the three months ended March 31, 2011 was $560,897 compared to $548,106 for the three months ended March 31, 2010, an increase of $12,791.  The reasons for such increase are more fully described below.

Employment expenses

We have 9 full-time employees, 4 part-time employees and 11 independent contractors including 8 medical researchers.  Employment expenses increased by $67,732, from $297,010 for the three month period March 31, 2010 to $364,742 for the three month period ended March 31, 2011.

General and administrative expenses

Our general and administrative expense for the three months ended March 31, 2011 decreased by $69,222 from $84,372 in the three month period ended March 31, 2010 to $15,150 for the three month period ended March 31, 2011.  During the three months ended March 31, 2010, we hired business and capital advisors in the United States to assist us with the re-listing of our stock on the OTCBB, as well as to assist us with the preparation of the filings required by the Securities and Exchange Commission (“SEC”) and in establishing the business for trading and capital raising purposes. We no longer had those expenses during the quarter ended March 31, 2011.

Interest expense

Our interest expense for the three months ended March 31, 2011 and 2010 was $20,629 and $3,660, respectively, an increase of $16,969. This was primarily because we accrued interest and amortized the discount on our convertible debt.

Operating Expenses for the Nine Months Ended March 31, 2011

Our total operating expenses for the nine months ended March 31, 2011 was $2,327,334 compared to $1,597,843 for the nine months ended March 31, 2010, an increase of $729,491.  The reasons for such increase are more fully described below.

Employment expenses

We have 9 full-time employees, 4 part-time employees and 11 independent contractors including 8 medical researchers.  Employment expenses increased by $74,152, from $801,404 for the nine month period March 31, 2010 to $875,556 for the nine month period ended March 31, 2011.   Included in employment expenses for the nine month period ended March 31, 2011 is $83,659 for the value of options granted to executives of the Company.

General and administrative expenses

Our general and administrative expense for the nine months ended March 31, 2011 increased by $147,850 from $189,751 in the nine month period ended March 31, 2010 to $337,601 for the nine month period ended March 31, 2011.  During the nine months ended March 31, 2010, we hired business and capital advisors in the United States to assist us with the re-listing of our stock on the OTCBB, as well as to assist us with the preparation of the filings required by the Securities and Exchange Commission (“SEC”) and in establishing the business for trading and capital raising purposes.  We no longer had those expenses during the quarter ended March 31, 2011.

Interest expense

Our interest expense for the nine months ended March 31, 2011 and 2010 was $107,657 and $19,856, respectively, an increase of $87,801. This was primarily because we accrued interest and fees relating to the extension of convertible debt previously issued by the Company and amortized the discount on our convertible debt.

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

Liquidity and Capital Resources

As of March 31, 2011 we had cash of $44,830 compared to $41,475 as of June 30, 2010.  We had a deficit in working capital as of March 31, 2011 of $3,321,318 compared to a deficit of $1,440,588 as of June 30, 2010.

During the nine months ended March 31, 2011, we generated $40,598 in cash from operating activities compared to $274,339 used during the nine month period ending March 31, 2010.  The change is primarily the result of the increase in accounts payable and accrued expenses between the two periods.

During the nine months ended March 31, 2011, we used $8,363 of cash in investing activities compared to $15,994 in the nine month period ending March 31, 2010.  This is as a  result of additional purchases of fixed assets in connection with the growth of our business.

Cash provided by financing activities totaled $259,147 in 2011 compared to $34,252  in 2010.  The primary source of financing capital in 2010 came from proceeds from notes payable in the amount of $315,491, of which we used $56,344 to reduce debt obligations in 2011.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiary is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

Company is delinquent on $160,000 of convertible notes as of March 31, 2011.  Such convertible notes were due on November 1, 2010.  The Company is in negotiations with the holders of such convertible notes for the extension thereof, or the conversion of such notes into the Company's equity securities.  However, no assurance can be given that agreements will be reached with the holders of such notes.  The accrued interest due on the notes is $38,855 as of May 20, 2011.

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

Date: May 23, 2011	VIRTUAL MEDICAL CENTRE, INC.

	By:	/s/ Wayne Hughes
Wayne Hughes
Chief Executive Officer