Form 10-K/A
period 2010-06-30
Virtual Medical Centre, Inc.
filed 2011-08-19
CIK 1341995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑   No

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

EXPLANATORY NOTE

On October 13, 2010, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“Original Annual Filing”). Subsequent thereto, the registrant filed an Application for Confidential Treatment of the Partner Content Services Agreement between the registrant’s subsidiary, Virtual Medical Centre, Limited and Telstra Corporation Limited, a redacted copy of which was filed as Exhibit 10.8 to the Original Annual Filing.

The registrant hereby amends the Original Annual Filing to include an un-redacted copy of Exhibit 10.8 of the Original Annual Filing pursuant to an Application to Withdraw the registrant's Application for Confidential Treatment filed with the Securities and Exchange Commission on August 19, 2011.

This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Original Annual Filing, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Filing, including any amendments to those filings.

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

       The Virtual Cancer Centre website grew in popularity and internet traffic on the strengths of its easy presentation of useful information and successful implementation of the EAB model (which afforded participating specialists direct ownership and control of the website and its information).  As a result, practitioners in other specialties began to learn about VMC’s EAB model, and demand spread to extend the website’s coverage to information on non-cancer illnesses.  Thus, in 2007, Virtual Cancer Centre became the Virtual Medical Centre (VMC) website, providing free health information     to health professionals and the general public on over 22 specialist areas at its health portal,  www.virtualmedicalcentre.com .

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

Regulatory Approvals and Government Regulation

       We believe that we are compliant with all Australian healthcare legislation including the Therapeutic Guidelines and Medicines Australia legislation which regulates the advertising and communication of over the counter and prescription medicines and devices.  We believe that we are compliant with the Australian Spam Act (Cth) 2003 and the Privacy Act (Cth) 1988 (our privacy policy is available here:  http://www.virtualmedicalcentre.com/featuredpages.asp?artid=86 ). In addition, we are accredited by HON through a code certification indicating our website operates at the highest level of transparency and ethical standards under such code (our advertising policy is available here:  http://www.virtualmedicalcentre.com/featuredpages.asp?artid=72 ).

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

Liquidity and Capital Resources

       Since its inception, we have funded our operations primarily through advertising revenue and private sales of our common stock. As of the fiscal year ended June 30, 2010, we had cash and cash equivalents in the amount of $41,475.  Based on our current plan of operations, management believes that we will require a minimum of approximately $2,000,000 for the next twelve (12) months .

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

Stuart Usher -  Mr. Usher began to serve as the CFO of the Company as of May 27, 2010, and also currently serves as the Chief Financial Officer of VMC, a position he has held since August 2009; Mr. Usher serves in each role as an independent contractor.  Mr. Usher also serves as an Executive Director of Epic Corporate Solutions, a position he has held since April 2008, where he provides a range of professional advisory services. From 2005 to March 2008, Mr. Usher served as Associate Director at HealthTec Growth Partners Pty Ltd, a corporate advisory firm specialising in the listing on ASX of new Healthcare companies. Mr. Usher is a CPA, an Associate member of the Institute of Chartered Secretaries and Administrators and a member of ‘Chartered Secretaries Australia’ where he has attained the status of Chartered Company Secretary .    Mr. Usher was awarded a Bachelor of Business degree from Edith Cowan University in 1994.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non- Equity Incentive Plan Compensa tion	Change in Pension Value and Non- qualified Deferred Compensa tion Earnings(1)	All Other Compensa tion		Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)		(US$)
Michael Raymort(2)	2010	nil	nil	nil	nil	nil	nil	nil		nil
Former President, Treasurer & Secretary	2009	nil	nil	nil	nil	nil	nil	nil		nil
Wayne Hughes(3)	2010	$220,550	nil	nil	nil	nil	$19,845	$39,995	(4)	$280,390
Chief Executive Officer	2009	$187,000	nil	nil	nil	nil	$16,830	$41,941	(5)	$245,771
Stuart Usher(6)	2010	$28,716	nil	nil	nil	nil	nil	nil		$28,716
Chief Financial Officer	2009	$5,984	nil	nil	nil	nil	nil	nil		$5,984
Thomas Maher(7)	2010	$132,330	nil	nil	nil	nil	$11,910	$17,644	(8)	$161,884
Chief Operating Officer	2009	$112,200	nil	nil	nil	nil	$10,098	$14,960	(8)	$137,258

(1)	All amounts within this column represent superannuation (pension) guarantees, as required by Australian law.
(2)	Dr. Raymont was employed by Cliff Rock and resigned from his positions as President, Secretary and Treasurer of the Company effective May 27, 2010 in conjunction with the
Exchange Agreement.
(3)	Mr. Hughes was appointed as the Company's Chief Executive Officer in conjunction with the Exchange Agreement. The figures above represent fees paid to Mr. Hughes for of services rendered to VMC during the fiscal years ended June 30, 2010 and 2009. Mr. Hughes also serves as the Chief Executive Officer of VMC and Executive Director to its board
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

	2010	2009
Audit Fees	$92,424	$43,085
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$92,424	$43,085

PART IV

ITEM 15      EXHIBITS

Exhibit No.	Description
2.1*	Exchange Agreement dated May 27, 2010 (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

3.1*	Articles of Incorporation (Exhibit 3.1 to our Form SB-2 Registration Statement as filed with the SEC on January 18, 2006).

3.2*	Certificate of Amendment to Articles of Incorporation, dated July 12, 2010.*

3.3*	Bylaws of the Company (Exhibit 3.2 to our Form SB-2 Registration Statement as filed with the SEC on January 18, 2006).

4.1*	Form of Promissory Note (Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 as filed with the SEC on August 23, 2010).

4.2*	Form of Common Stock Purchase Warrant (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 as filed with the SEC on
August 23, 2010).

10.1*	Form of Share Sale Agreement for Non-Option Holders (Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.2*	Form of Share Sale Agreement for Option Holders (Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.3*	Form of Escrow Agreement (Exhibit 10.3 to our Current Report on Form 8-K as filed with the SEC on May 28, 2010).

10.4*	Employment Agreement between Virtual Medical Centre, Limited and Wayne Hughes (Exhibit 10.4 to our Current Report on Form 8-K as filed with the SEC on May
28, 2010).

10.5*	Employment Agreement between Virtual Medical Centre, Limited and Thomas Maher (Exhibit 10.5 to our Current Report on Form 8-K as filed with the SEC on May 28,
28, 2010).

10.6*	Agreement between Virtual Medical Centre, Limited and Andrew Dean (Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on August 20, 2010).

10.7*	Agreement between Virtual Medical Centre, Limited and CJR Media Pty Ltd. (Exhibit 10.3 to our Current Report on Form 8-K as filed with the SEC on August 20,
2010).

10.8	Partner Content Services Agreement between Virtual Medical Centre, Limited and Telstra Corporation Limited (filed herewith)

14.1**	Code of Ethics

16.1*	Resignation Letter from Manning Elliott LLP (Exhibit 16.1 to our Current Report on Form 8-K as filed with the SEC on August 20, 2010).

21.1*	Subsidiary List. (Exhibit 21.1 to our Current Report on Form 8-K/A as filed with the SEC on September 7, 2010)

31.1	Sarbanes Oxley Section 302 Certification (filed herewith)

31.2	Sarbanes Oxley Section 302 Certification (filed herewith)

32.1	Sarbanes Oxley Section 906 Certification (filed herewith)

32.2	Sarbanes Oxley Section 906 Certification (filed herewith)

* Filed as exhibits to the Company’s Annual Report on Form 10-K filed on October 13, 2010.

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

SIGNATURE	TITLE	DATE

/s/ Wayne Hughes	Chief Executive Officer	August 19, 2011
Wayne Hughes	and Director

/s/ Barille Yattani	Interim Chief Financial Officer	August 19, 2011
Barille Yattani

/s/ Thomas Maher	Chief Operating Officer	August 19, 2011
Thomas Maher

/s/Andrew Dean	Director	August 19, 2011
Andrew Dean

/s/Clifford Rosenberg	Director	August 19, 2011
Clifford Rosenberg